Form 10-K
period 1997-09-27
BEI TECHNOLOGIES INC
filed 1997-12-09
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 27, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-22799
                             BEI TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                             94-3274498
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                           One Post Street, Suite 2500
                         San Francisco, California 94104
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (415) 956-4477
               --------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 24, 1997 was $66,654,900 (A). As of November 24, 1997, 7,112,479 shares of Registrant's Common Stock were outstanding.

(A) Based upon the closing sale price of the Common Stock on November 24, 1997 as reported on the NASDAQ National Market System. Excludes 1,557,904 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on November 24, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's  Proxy  Statement  with  respect  to its  1998  Annual  Meeting  of
Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Form 10 "General Form for Registration of Securities," as amended (File No. 0-22799)(the "Form 10") is incorporated by reference into Part IV.

                                                  TABLE OF CONTENTS
                                                                                                               Page
                                                                                                               ----
PART I

         Item 1.           Business.......................................................................        3

         Item 2.           Properties.....................................................................       15

         Item 3.           Legal Proceedings..............................................................       16

         Item 4.           Submission of Matters to a Vote of Security Holders............................       16

PART II

         Item 5.           Market for Registrant's Common Equity and
                           Related Stockholder Matters....................................................       16

         Item 6.           Selected Financial Data........................................................       17

         Item 7.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..................................       18

         Item 8.           Financial Statements and Supplementary Data....................................       21

         Item 9.           Changes in and Disagreements With Accountants
                           on Accounting and Financial Disclosure.........................................       40

PART III

         Item 10.          Directors and Executive Officers
                           of the Registrant..............................................................       40

         Item 11.          Executive Compensation.........................................................       40

         Item 12.          Security Ownership of Certain Beneficial
                           Owners and Management..........................................................       40

         Item 13.          Certain Relationships and Related Transactions.................................       40

PART IV

         Item 14.          Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K........................................................       41

Signatures                 ...............................................................................       45

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, "Business" as well as Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I

ITEM 1.  BUSINESS

Introduction

     BEI Technologies ("Technologies" or the "Company") was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the tax-free distribution of all of the outstanding common stock of Technologies to the holders of record of BEI Electronics, Inc. (now named BEI Medical Systems Company, Inc.) ("Electronics") common stock on September 24, 1997, on a basis of one share of Technologies common stock for every one share of Electronics common stock outstanding on that date (the "Distribution".) For further information including copies of the agreements governing ongoing relationships between Technologies and Electronics, see the Form 10.

 The principal business and continuing operations of Technologies are carried out by its 100% owned subsidiary, BEI Sensors & Systems Company, Inc. ("Sensors & Systems") which designs, manufactures and sells electronic devices that provide vital sensory input for the control systems of advanced machinery and automation systems. These sensors, most of which are concerned with physical motion, provide information that is essential to logical, safe and efficient operation of sophisticated machinery. Technologies' discontinued operations consist of the operations of its wholly owned subsidiary, Defense Systems Company ("Defense Systems").

     The Company's long-term strategy is to provide, on a global basis, selected advanced intelligent sensors based on proprietary technology. Technologies' management believes that intelligent sensory input to machine control systems and computers will be increasingly crucial to the productive functioning of a modern economy. Accordingly, Sensors & Systems' goal is to maintain, develop and acquire a diverse offering of advanced sensor products, and manufacture and sell these with certain complimentary products. Finally, the Company will target proprietary, high margin niche markets for subsystems and end products in which its traditional sensors, micromachined sensors and complementary products play an enabling role. The Company's near term initiatives include: (a) broad commercialization of the "yaw" quartz rate sensor for the automotive industry (as described below); (b) development and commercialization of other internally developed technologies that have broad applications and that management believes to be promising; and (c) expansion of the product line through acquisitions of complementary technologies.

     A key feature of the Company's strategy is to be widely recognized as the most capable source for the sensor categories it has selected. Its traditional emphasis is on highly engineered motion sensing components and assemblies. The Company believes it differentiates itself by offering (a) appropriate technology to solve a customer problem (including innovative proprietary technology); (b) quality service; and (c) engineering assistance in recommending and prescribing technical solutions for its customers' applications. Sensors' products are not sold as commodities. Its strategy is to provide technical advice and customer service that, together with the products themselves, create value and give the customer confidence that the product has been expertly prescribed and applied.

     By way of more specific examples, the Company's engineers regularly address the following illustrative machine control requirements of customers:

     (1) A pick and place robot needs to know how far its elbow and wrist joints have moved in order to control the speed and position of its "hand."

     (2) After a power outage, an elevator system needs to know exactly where each car is before permitting motion to resume. (Is the car between floors or not? Are the doors open or closed?) In both the foregoing examples, the Company's encoders could measure speed, distance, or exact location.

     (3) An antenna on a moving ship needs to be actively stabilized so that the antenna will continuously point at a satellite or another ship's pencil beam laser signal. For such an application the Company might provide its proprietary GyroChip(R) quartz rate sensor. It might also provide motor-encoders and actuators to drive the compensating action of such a system.

     (4) Some luxury automobiles now have computer-controlled stability enhancement systems to assist drivers in maintaining control of the vehicle in slippery conditions. In some of these systems one of the Company's sensors tells the computer system the present direction and angle of the steering wheels, while another of the Company's sensors instantly measures and reports the presence of "yaw" forces which--if not corrected--could cause the vehicle to spin out or "fishtail". The automation system in this case relies on sensors to compare the driver's indicated directions and the actual result. The system can then take corrective action automatically. Here the Company provides special GyroChip quartz sensors as well as encoder and potentiometer combinations.

     (5) Advanced engine control systems in tractors, trucks, and materials handling and construction equipment need to know throttle position data in order to assure efficient and clean combustion and safe and reliable gear changes and other automated functions. The Company's potentiometers provide the necessary throttle position data.

     (6) Semiconductor production equipment requires extremely fast yet accurate control of start-move-stop action on x-y positioners and tools. The Company's magnetic actuators provide the energizing force for such tasks and its linear encoders can measure travel and location.

     (7) Process automation systems and various medical systems such as those for cryosurgery and respiration therapy require compact, high reliability pressure measurement and fast acting valves, which are accommodated by the Company's silicon pressure sensors and/or magnetic actuators.

Customers and Markets

     The foregoing examples illustrate a few of the thousands of machine control situations for which the products of the Company are used. Customers who buy the Company's products are makers and users of many different kinds of machinery and systems used in diverse markets and industries. Important market categories include factory automation, process automation, transportation (including cars, trucks, mass transit, construction and farm equipment), health care and scientific equipment, and military, space and telecommunications applications.

     The Company considers its large number of customers and the vast scope of existing and potential applications for its products to be a source of the Company's existing business strength and an opportunity for substantial long term growth.

     The Company's brands have been well established in North America for many years and were distributed during the past fiscal year through Sensors & Systems' direct sales force to more than 8,200 different commercial customers, principally in the United States. These customers included both end users and original equipment manufacturers. The value of individual orders from commercial customers--which account for more than two thirds of total sales--is typically less than $100,000.

     Sales from continuing operations to the U.S. Government (or prime contractors who manage government funded projects) represented approximately 22% of the Company's sales in fiscal 1997, 27% in fiscal 1996 and 32% in fiscal 1995. No commercial customer accounted for more than 10% of sales in fiscal year 1997, 1996 or 1995. The Company sold approximately 12% of its products in international markets. The Company has initiated actions which it believes will increase its penetration of international markets in fiscal year 1997.

     The Company also seeks to use its proprietary sensor capabilities to create value-added subsystems or products. The goal is to make such high margin products, enabled by the Company's proprietary technology, a growing part of the Company's business. For example, the Company's success in providing components for pointing and stabilizing telecommunications antennae has led to it exploring the market for a proprietary stabilized platform for optical systems that the Company may offer as a product.

Products and Proprietary Systems

     The Company's main product groups may be categorized as follows:

     1.  Traditional sensors and complementary products,

     2.  Micromachined sensors, and

     3. Engineered Subsystems (such as inertial measurement units, electronic servo control systems, cryocoolers, scanner assemblies and trackballs)

     A  more  detailed   description  of  the  products  and  systems  designed,
manufactured and sold by the Company follows below:

   Traditional Sensors and Complementary Products:

     Shaft Encoders. Shaft encoders translate the motion of rotating shafts directly into digitally coded electronic signals. These digitally coded signals facilitate interpretation of the sensed motion by microcomputer processors that are used to control the operation of machinery and equipment. Sensors & Systems offers a wide array of encoders to serve a variety of applications. The most common applications are for factory automation, office automation, and transportation equipment, but specialized versions are also used for military and space hardware. Value-added assemblies which employ shaft encoders include servo motors and servo drive electronic control systems.

     Brushless  DC  Motors.  Brushless  DC  Motors  give  high  performance  and efficiency in compact, lightweight packages and ease of interface with microprocessors. The motors, which feature high energy magnets, are characterized by long life and low acoustic and electrical noise. They are well suited to high speed, high reliability applications, such as in respiration therapy equipment where the risk of dust from a brush motor could be troublesome or where electrical noise could disrupt computers or computer-controlled equipment.

     Precision Potentiometers. Similar in basic function to encoders, potentiometers measure motion by analog (not digital) changes in electrical potential. These changes may sometimes be subsequently translated into digital code. Potentiometers are used as economical motion or position-sensing devices for throttle, steering, suspension, and seat and mirror position controls in automobiles and in some heavy equipment, such as earth movers, and construction and farm machinery. They are also used as position sensors in such applications as actuators on molding presses, saw mills and numerous other types of industrial equipment and in oil well logging calipers. Incorporating Sensors & Systems' potentiometer technology with its proprietary shaft encoder technology has resulted in a highly engineered steering wheel position sensor used for intelligent stability control systems for automobiles and potentially for other vehicles in the future.

     Magnetic Actuators. Magnetic actuators are used in place of cams or solenoids to achieve precise control of short stroke linear or limited rotary motion. Actuators using very high energy magnets are also produced for specialized applications requiring intense force, torque or acceleration relative to the size of the device.

     Accelerometers. Accelerometers and rate sensors using traditional mechanical technology (e.g., a moving mass suspended by a pivot and jewel mechanism) rely on the movement of complex machined metallic parts to measure motion.

     Linear Encoders. Linear encoders give very high accuracy, scale-based optical measurement of linear travel over distances ranging from a few millimeters to tens of meters. The Company has recently commenced exclusive marketing in North America of linear encoders developed by the well known German optical company, Carl Zeiss.

   Micromachined Sensors:

     Rate Sensors and Accelerometers. These products provide precise and reliable measurement of minute linear and angular motion for control, guidance and instrumentation. In general, these devices operate without need for direct linkage to the driving mechanisms. Such measurements are required for heading and attitude reference instruments in aircraft and missiles, stabilization of satellites, pointing and control of antennae on aircraft, ships and other moving platforms, navigation of oil well drill bit assemblies, and for intelligent vehicle stability and navigation systems in the automotive industry. In contrast, Sensors & Systems' miniature, solid state accelerometers and rate sensors are based on innovative and proprietary chemical micro-machining of a single element from crystalline quartz using photolithographic methods similar to those used in the manufacture of silicon semiconductor chips. The advantages of quartz rate sensors and accelerometers over traditional mechanical units are increased reliability, reduced size, and lower production and life cycle costs.

     BEI GyroChip(R) Sensors. The Company's family of GyroChip quartz rate sensors, developed primarily to accommodate the need for reliable and high precision yet economical gyros, have found use in such varied requirements as navigation of autonomous (robotic) guided vehicles, ocean buoy and sea-state monitoring, and stabilization of pointing systems for antennas and optical systems. The most frequent use of GyroChip units is as yaw sensors in stability control or spin-out prevention systems for automobiles. GyroChip sensors provide performance suitable for commercial applications while offering ruggedness, longer life and smaller size at a lower cost than military versions of quartz rates sensors.

     Pressure Sensors. Pressure sensors measure absolute or differential pressure from vacuum to 10,000 psi. Various sensing technologies are used including silicon micromachined structures used for commercial and industrial markets. The Company provides standard products as well as application specific solutions to pressure measurement requirements.

     Micro-Electromechanical Structures (MEMS). MEMS are a new category of ultra small devices, usually micro-machined from crystalline materials such as quartz or silicon. The GyroChip sensors and other quartz devices discussed above are examples of MEMS currently being sold by Electronics. Management expects the Company's MEMS research and development programs to lead to new devices for sensing motion, pressure and other physical parameters.

   Engineered Subsystems:

     Inertial Measurement Units (IMU's). These subsystems are a fundamental element of virtually all inertial navigation and position or attitude reporting systems. Even systems that rely on the Global Positioning Satellite (GPS) network frequently must have an IMU built in to assure a back-up in case the GPS signal is interrupted. Technologies' quartz rate sensors have made new breakthroughs in size, reliability and cost for the proprietary IMU subsystems it sells.

     Cryocoolers. The Company's proprietary, compact and lightweight stirling cycle refrigerators are designed for cooling advanced electronic vision sensors to liquid nitrogen temperatures. These cryocoolers are utilized in infrared cameras used in surveillance, night vision pilotage systems and superconducting applications.

     Scanner Assemblies. Scanner assemblies are an integral subsystem of the optics in military night vision systems that guide the infrared image to the focal plane sensor array. These subsystems consist of spinning or reciprocating mirrors, a motor and an encoder in a precision servo loop. The Company's motion control know-how helps assure that the scanner delivers jitter-free, well-resolved images.

     Servo Systems. Servo Systems are closed-loop electronic systems that control the position or velocity of rotating shafts or other moving parts by noting a desired rate of movement or position (usually input from computers or keyboards), monitoring the actual position or rate of movement (using an appropriate encoder or other sensor) and constantly providing feedback that indicates whether further action is required to achieve or maintain the desired performance has been achieved.

     Trackballs. BEI's trackballs have flexible and rugged designs that allow them to be an integral part of a keyboard as well as stand-alone cursor positioners. They are used in ultra-sound scanning machines, factory automation and defense applications. The flexibility is provided by the interface electronics design that accommodates various standard and customized interfaces and rugged performance is provided by a proprietary ball sealing technique that allows operation in harsh environments.

Backlog

     Backlog of the Company's continuing business, Sensors & Systems, at September 27, 1997 and at September 28, 1996, was $46,696,000 and $39,832,000,
respectively.

     The Company's commercial operations typically ship standard products within 30 to 90 days after receipt of a purchase authorization. Management of the Company believes that its competitive position depends in part on minimizing the time that elapses between receipt and shipment of an order. Products that require special analysis, design or testing, such as those produced for customers in the aviation, defense or space technology markets, are generally shipped from six to eighteen months after receipt of the purchase authorization.

     Backlog includes aggregate contract revenues remaining to be earned by the Company principally over the next twelve months of scheduled deliveries under existing contracts. Some contracts undertaken by Sensors & Systems extend beyond one year. Accordingly, portions of certain contracts are carried forward from one year to the next as part of backlog. Approximately 88% of the backlog as of September 27, 1997 is scheduled for shipment during fiscal 1998; all of the remainder of the backlog is scheduled for shipment during fiscal 1999.

     In the case of U.S. Government contracts, backlog includes only the applicable portion of contracts that are fully funded by a procuring Government agency. All U.S. Government contracts and subcontracts are subject to termination by the U.S. Government for convenience. There can be no assurance that all existing contract backlog will eventually result in revenue and, accordingly, the amount of backlog at any date is not necessarily a reliable indicator of future revenue or profitability trends.

Competition

     Competitors for various products offered by the Company are found among certain divisions or product lines of large, diversified companies such as Allied-Signal, Boeing, Danaher Corp., Honeywell, Litton and Panasonic. There are smaller or product-specific companies, some of whose products compete include Axsys Technologies, CTS Corp., Dynamics Research Corp., Heidenhain, Kollmorgen, Kulite Semiconductor, Pacific Scientific, and Servo Magnetics Corp.

     In its principal markets, the Company believes that competition is based primarily on design, performance, reliability, price, delivery, service and support. The Company believes that it competes favorably with respect to these factors.

Manufacturing

     The Company's manufacturing operations provide a mix of standard catalog products and products designed to meet the specialized requirements of a particular customer. The Company's products, whether standard or "custom", are normally manufactured in response to customers' orders and are in general not held as finished goods. Most are assembled from parts or subassemblies that are proprietary to the Company.

     A special code pattern generator designed by and proprietary to the Company is used to produce shaft encoder parts. Special quartz micromachining equipment is used for the production of QRS units. Special high throughput automated or semi-automated equipment is used for the production of QRS assemblies, brushless motors and potentiometers. Some parts are fabricated under clean room conditions.

     The Company's production of automotive yaw sensors requires scaling-up its normal production to the quantities required by the automobile market. The
Company has initiated production engineering measures to support the fabrication, assembly, and testing of new sensors in the appropriate quantities.

Research and Development

     The major research and development focus has been to improve performance and yield of existing products, with special emphasis on the quartz sensors used in high accuracy IMU's and high volume yaw rate sensors for the automotive industry. Substantial effort has also been devoted to the development of manufacturing methods necessary to deliver competitive prices and quality in the automotive market. Other development has focused on expanding applications of existing sensors and utilizing the Company's various complimentary products to create the capability to electronically stabilize platforms.

     The Company has also produced prototypes of future products incorporating silicon micro-electromechanical structures (MEMS) geared towards next generation requirements for automotive, medical, industrial and aerospace markets.

     Management of the Company believes that its future success will depend in part on its ability to continue to enhance its existing products, and to develop and introduce new products that maintain technological leadership, meet a wider range of customer needs and achieve market acceptance. Accordingly, the
Company's internally funded research, development and related engineering expenditures were approximately $4.9 million, $3.6 million and $4.0 million in fiscal 1997, 1996, and 1995, respectively. In addition, customer funded research and development expenditures charged to cost of sales were $1.1 million, $3.0 million and $6.3 million, respectively, for the same periods. Development of the quartz rate sensor comprised most of prior years' customer funded research and development expenditures. As these sensors have gone from development to production, there has been a corresponding decrease in customer funded research and development expenditures.

Employees

     As of  September  27,  1997,  the  units  comprising  Technologies  had 977 employees, including 122 in research, development and engineering, 77 in administration, 72 in marketing and sales, and 706 in operations. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. The Company's employees are not covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

Intellectual Property

     The Company relies primarily upon trade secrets and know-how to develop and maintain its competitive position. In addition the Company and its subsidiaries own 79 U.S. patents and 45 foreign patents with expiration dates ranging from December 1997 to October 2014. Because many of these patents relate to technology that is important to certain of the Company's products, the Company considers these patents to be significant to its business.

     While management believes that the Company's intellectual property rights are important, management also believes that because of the rapid pace of technological change in the industries in which the Company competes, factors such as innovative skills, technical expertise, the ability to adapt quickly to technological change and evolving customer requirements, product support and customer relations are of equal competitive significance.

Environmental Matters

     The Company uses certain controlled or hazardous materials in its research and manufacturing operations and, as a result, is subject to federal, state and local regulations governing the storage, use and disposal of such materials. Management of the Company believes that it is currently in compliance with such laws and regulations.

Government Regulation

     The Company is subject to significant regulation by the U.S. Government with respect to a variety of matters affecting its business, including the matters set forth below and as discussed in the "Risk Factors--Contracting with the U.S. Government" below.

Facility Security Clearance

     The Company has several facility security clearances from the U.S. Government. A portion of the Company's net sales in fiscal 1997, 1996 and 1995 was derived from work for which this clearance was required. Continuation of this clearance requires that the Company remain free from foreign ownership, control or influence (FOCI). In addition, the Company is required to comply with the regulations promulgated by the Defense Investigative Service (DIS), which relate, in large part, to the Company's control of classified documents and other information. Management does not believe that there is presently any substantial risk of FOCI or DIS noncompliance that would cause any of its security clearances to be revoked.

Regulation of Foreign Sales

     Certain of Sensors and Systems' exports are subject to restrictions contained in the U.S. Department of State's International Traffic in Arms Regulations and require export licenses in order to be sold abroad. Non-defense related foreign sales are generally governed by the Bureau of Export Administration of the U.S. Commerce Department which also frequently requires export licenses. The Company's net sales from continuing operations to foreign customers constituted approximately 11.8%, 11.3% and 11.0% of revenues for fiscal 1997, 1996 and 1995, respectively. To date, the Company has not experienced any significant difficulties in obtaining the requisite licenses. In addition, the Company is subject to the Foreign Corrupt Practices Act, which prohibits payments or offers of payments to foreign officials for the purpose of influencing an act or decision by a foreign government, politician or political party in order to assist in obtaining, retaining or directing business to any person.

RISK FACTORS

Competition

     Competitors for various products offered by Technologies are noted above under "Business--Competition". In addition, the Company also may compete with manufacturers of competing technologies, such as resolvers, inductosyns, laser and fiber optic gyros and magnetic encoders. Many of the Company's existing competitors in each market, and also a number of potential entrants into these markets, have significantly greater financial resources and manufacturing capabilities, are more established, have larger marketing and sales organizations and larger technical staffs. There can be no assurance that other companies will not develop more sophisticated, more cost-effective or otherwise superior products which could have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Manufacturing Experience; Scale-Up Risk; Product Recall Risk

     Technologies is in the process of scaling up production of its automotive yaw sensors for the quantities required by the automobile market. The Company has relatively limited experience in large-scale manufacturing. The Company currently manufactures moderate quantities of its automotive yaw sensor in the Concord, California facility and its steering sensor in the Tustin, California facility. Manufacturers sometimes encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. If such difficulties were encountered by the Company in manufacturing scale-up, they could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that future manufacturing difficulties or product recalls, either of which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

Research and Development

     The Company depends in part on its research and development initiatives to provide new products and product improvements which will maintain the Company's favorable reputation in its various markets. There can be no assurance that the outcome of its research and development activity will yield the desired results.

Manufacturing Processes and Equipment

     The Company manufactures certain products such as quartz rate sensors and some shaft encoders using highly complex proprietary processes and equipment. The possibility exists that equipment could be damaged or that process disciplines and controls could be temporarily lost. Such events could disrupt production, which could have a material adverse effect on the Company's business and results of operations.

Dependence Upon Key Personnel

     The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to offers from competing employers. There can be no assurance that the Company will be able to retain its key employees, or that it will be able to attract or retain additional skilled personnel as required. The Company does not currently maintain key person insurance on any employee. See "Business--Employees" and "Business--Directors and Executive Officers of the Company."

Dependence Upon Key Suppliers

     Although the majority of the components used in Company products are available from multiple sources, several components are built or provided to Technologies' specifications. Such components include quartz, supplied by Sawyer Research Products, Inc.; scanner motors, supplied by Litton Industries, Inc.; three types of ASIC's, supplied by National Semiconductor Corporation, Honeywell Inc. and Semtech Corp.; and two types of LED's, supplied by Optek Technology, Inc. and Opto Diode Corp. While the Company currently relies on single suppliers for these components, in each instance, the Company is aware of alternative suppliers and believes the components could be manufactured by these alternative suppliers with minimal supply reduction should the need arise to change vendors. To date, the Company has not experienced any significant interruptions in the supply of these components, but there can be no assurance that there will not be a significant disruption in the supply of such components in the future, or in the event of such disruption, that the Company will be able to locate alternative suppliers of the components with the same quality at an acceptable price. An interruption in the supply of components used in the manufacture of the Company's products, particularly as the Company scales up its manufacturing activities in support of commercial sales, could have a material adverse effect on the Company's business, financial condition and results of operations.

Contracting with the U.S. Government

     Approximately 22%, 27% and 32% of the net sales of units comprising the continuing operations of Technologies in fiscal 1997, 1996 and 1995, respectively, were derived from contracts with the U.S. Government or under subcontract to other prime contractors to the Government. Because a significant portion of Technologies' business is derived from contracts with the Department of Defense or other agencies of the Government, the Company's business is sensitive to changes in Government spending policies, which can have significant variations from year to year. At various times, the Company's results have been adversely affected by contract cutbacks and there can be no assurance that the Company's results of operations will not in the future be materially and adversely affected by changes in Government procurement policies or reductions in Government expenditures for products furnished by the Company.

     Under applicable regulations, various audit agencies of the Government conduct regular audits of contractors' compliance with a variety of Government regulations. The Government also has the right to review retroactively the cost records under most Government contracts. Contract prices may be adjusted in the event the Government determines that the Company submits incomplete, inaccurate or obsolete cost or pricing data. Government contracts and subcontracts generally provide for either a fixed price, negotiated fixed price or cost-plus-fixed-fee basis for remuneration. The majority of the contracts with the Government are competitive fixed price or negotiated fixed price contracts, although cost-plus-fixed-fee contracts were approximately 3% of the Company's net sales from continuing operations in fiscal 1997. For fixed price contracts, the Company bears the risk of cost overruns and derives the benefits from cost savings. As a result, greater risks are involved under fixed price contracts than under cost-plus contracts because failure to anticipate technical problems, estimate costs accurately or control costs during contract performance may reduce or eliminate the contemplated profit or may result in a loss.

     All Government contracts contain termination clauses that allow the contract to be terminated either for contractor default or for the convenience of the Government. In the event of termination for the convenience of the Government, the clause typically provides that the contractor will receive payment for work-in-progress, including profit. To date, termination of Sensors & Systems' contracts by the Government has not had any significant effect on the Company's financial results. However, no assurance can be given that such terminations will not have a materially adverse effect on the Company's results of operations in the future.

     Portions of the Company's government business are sometimes classified. As a result, the Company may be prohibited from disclosing the substance or status of such business.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company and their ages as of December 1, 1997 are as follows:



                    Name                 Age                      Position
     Charles Crocker..................   58   President, Chief Executive Officer
                                              and   Chairman  of  the  Board  of
                                              Directors
     Gary D. Wrench...................   64   Senior   Vice  President,    Chief
                                              Financial Officer and Director
     Dr. Asad Madni...................   50   Vice President and Director
     Richard M. Brooks(1)(2)..........   69   Director
     George S. Brown(2)...............   76   Director
     C. Joseph Giroir, Jr.(1)(2)......   58   Director
     Dr. William G. Howard, Jr.(1)....   56   Director
     Dr. Robert Mehrabian(1)..........   56   Director
     Dr. Lawrence A. Wan..............   59   Vice  President,  Chief  Technical
                                              Officer
     Robert R. Corr...................   51   Secretary, Treasurer & Controller

--------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

Directors

     Mr. Crocker began serving as a Director in June 1997 prior to the Distribution and spin-off of the Company from Electronics in September 1997. He was a founder of Electronics and has served as Chairman of the Board of Directors of Electronics since October 1974, and Chairman of the Board of Directors of Technologies since October 1997. Mr. Crocker assumed the positions of President and Chief Executive Officer of Technologies, effective October 1, 1997, after resigning as President and CEO of Electronics as a result of the Distribution. Mr. Crocker served as President of Crocker Capital Corporation, a Small Business Investment Company, from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of Fiduciary Trust Company International, Pope & Talbot, Inc. and KeraVision. Mr. Crocker holds a B.S. from Stanford University and an M.B.A. from the University of California, Berkeley.

     Mr. Wrench began serving as a Director in June 1997 prior to the Distribution and spin-off of the Company from Electronics in September 1997. He was Senior Vice President and Chief Financial Officer of Electronics from July 1993 until his resignation as a result of the Distribution. He currently holds these same positions with Technologies. He served as a Director of Electronics since February 1986, and continues to serve as a director of both Electronics and Technologies. From April 1985 to July 1993, he served as Vice President of Electronics and President and Chief Executive Officer of BEI Motion Systems Company, Inc., then a wholly owned subsidiary of Electronics that is now a part of Sensors & Systems. Other experience includes twenty years with Hughes Aircraft Company including an assignment as President of Spectrolab, Inc., a Hughes subsidiary. Mr. Wrench holds a B.A. from Pomona College and an M.B.A. from the University of California, Los Angeles.

     Dr. Madni began serving as a Director and as a Vice President of the Company in June 1997 prior to the Distribution and spin-off of the Company from Electronics in September 1997. Dr. Madni was appointed President of Sensors & Systems in October 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors and Controls Group, of which Dr. Madni was President since October 1992. Prior to joining BEI in 1992, he served for 17 years in various executive and technical management positions with Systron Donner Corporation, a manufacturer of avionics and aerospace sensors and subsystems. He was most recently Chairman, President and CEO of Systron Donner Corporation, a subsidiary of Thorn/EMI. Dr. Madni's degrees include a Bachelor of Science and Master of Science in Engineering from the University of California, Los Angeles and a Ph.D. in Engineering from California Coast University. He is a fellow of the Institute of Electrical and Electronics Engineers.

     Mr. Brooks is currently an independent financial consultant. He began serving as a Director in June 1997 prior to the Distribution and spin-off of the Company from Electronics in September 1997. From 1987 until his resignation as a result of the Distribution, he served as a director of Electronics. From 1987 to 1990, he served as President of SFA Management Corporation, the managing general partner of St. Francis Associates, an investment partnership. He currently serves as a director of Longs Drug Store Corporation, Granite Construction Incorporated and the Western Farm Credit Bank, a private company. Mr. Brooks holds a B.S. from Yale University and an M.B.A. from the University of California, Berkeley.

     Mr. Brown began serving as a Director in June 1997 prior to the Distribution and spin-off of the Company from Electronics in September 1997. He served as a director of Electronics from October 1974 until his resignation as a result of the Distribution. Mr. Brown served as President and Chief Executive Officer of Electronics from October 1974 until July 1990. Mr. Brown served from 1971 until 1974 as Executive Vice President and General Manager of Baldwin Electronics, Inc., a subsidiary of D.H. Baldwin Company and the predecessor of Electronics. Mr. Brown holds a B.S.E.E. from the University of Oklahoma.

     Mr. Giroir began serving as a Director in June 1997 prior to the Distribution and spin-off of the Company from Electronics in September 1997. He was a director of Electronics from 1978 until his resignation as a result of the Distribution. He served as the Secretary of Electronics from 1974 to early 1995. He is currently a member of the law firm of Giroir, Gregory, Holmes & Hoover, plc. From 1965 to 1988, Mr. Giroir was a member of Rose Law Firm, a Professional Association. Mr. Giroir holds a B.A. and an L.L.B. from the University of Arkansas and an L.L.M. from Georgetown University.

     Dr. Howard began serving as a Director in June 1997 prior to the Distribution and spin-off of the Company from Electronics in September 1997. He was a director of Electronics from December 1992 until his resignation as a result of the Distribution. He is currently an independent consulting engineer in microelectronics and technology-based business planning. From 1987 to 1990, Dr. Howard served as Senior Fellow of the National Academy of Engineering and, prior to that time, held various technical and management positions with Motorola, Inc., most recently as Senior Vice President and Director of Research and Development. He currently serves as a director of Credence Systems, Inc., RAMTRON International Corp., VLSI Technologies, Inc., and Xilinx, Inc. Dr.
Howard holds a B.E.E. and an M.S. from Cornell University and a Ph.D. in electrical engineering and computer sciences from the University of California, Berkeley.

     Dr. Mehrabian began serving as a Director in June 1997 prior to the Distribution and spin-off of the Company from Electronics in September 1997. He was a director of Electronics from June 1997 until his resignation as a result of the Distribution. He is Senior Vice President and Executive in charge of Aeronautics and Electronic segment of Allegheny Teledyne, Inc. From 1990 through June 1997, he was president of Carnegie Mellon University. He is an internationally recognized materials scientist, with numerous awards including membership in the National Academy of Engineering. He serves on the boards of directors of Allegheny Teledyne, Inc., Mellon Bank Corporation, Mellon Bank, N.A., and PPG Industries. Dr. Mehrabian holds B.S. and Sc.D. degrees from Massachusetts Institute of Technology (MIT).

Classified Board of Directors

     The Company has a classified Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the first class to expire at the 1998 annual meeting of stockholders, and the term of office of the second class to expire at the 1999 annual meeting of stockholders and the term of office of the third class to expire at the 2000 annual meeting of stockholders. Class I consists of Mr. Brown and Mr. Crocker; Class II consists of Mr. Giroir, Dr. Madni and Mr. Wrench; and Class III consists of Mr. Brooks, Dr.

Howard and Dr. Mehrabian. Directors elected to succeed those directors whose terms expire will be elected to a three year term of office. All directors hold office until the next annual meeting of stockholders at which their terms expire and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships between any of the officers and directors.


Executive Officers

     In addition to Messrs. Crocker and Wrench and Dr. Madni, whose positions with Technologies, experience and educational background are described under "Directors" above, the following persons are also Executive Officers of
Technologies:

     Dr. Wan is Vice President of Engineering for Sensors & Systems and is President of Sensors & Systems' subsidiary, SiTek Inc. Dr. Wan served as Vice President, Corporate Technology for Electronics since April 1991 until the Distribution in September 1997. Dr. Wan resigned from his current position with Electronics immediately prior to the Distribution and is now Vice President, and Chief Technical Officer for Technologies and a director of Electronics. From 1984 until 1990, Dr. Wan served as Vice President, Engineering for Systron Donner Corporation. Between 1979 and 1984, he held various technical and general management positions with Systron Donner Corporation. From 1968 to 1979, he served as Chief Executive Officer for Sycom, Inc. a commercial electronics company which he founded. From 1964 to 1968, he worked for Hughes Aircraft Company, where he headed the Radar Systems Section of the Hughes Ground Systems Group. In 1962, Dr. Wan and two other professors established an Engineering
School at University of California, Santa Barbara, where he also taught Engineering. Dr. Wan holds B.S., M.S. and Ph.D. degrees in Engineering and Applied Sciences from Yale University.

     Mr. Corr became Secretary, Treasurer and Controller of Technologies in September 1997 and held these same positions with Electronics prior to the Distribution in September 1997. Mr. Corr resigned from his positions with Electronics immediately prior to the Distribution. Mr. Corr was named Secretary of Electronics in February 1995 and served as Controller from November 1989 and as Treasurer from November 1987 until the Distribution. From 1978 to 1987, he was employed by AMPEX Corporation, an electronics and magnetic media company, in various financial positions. From 1975 to 1978, he was an auditor with Arthur Andersen LLP. Mr. Corr received a B.B.A. from Loyola University and is a Certified Public Accountant in the State of California.

ITEM 2.           PROPERTIES

The Company's principal executive offices are located in leased office space in San Francisco, California, under a lease which expires in 1998. The Company owns or operates eight other facilities that relate to the business and maintains office space in various locations throughout the United States for sales and technical support. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. In addition to its executive offices, the Company's principal facilities are as follows:


Location                       Description of Facility
--------------------------------------------------------------------------------

Maumelle, Arkansas             Owned   50,000    square   foot    manufacturing,
                               engineering,   administrative  and  research  and
                               development facility.

Concord, California            Owned   101,000   square   foot    manufacturing,
                               engineering and administrative facilities.

Tustin, California             Leased   80,000   square   foot    manufacturing,
                               engineering and administrative facility.

Goleta, California             Owned   22,000    square   foot    manufacturing,
                               engineering and administrative facility.

Campbell, California           Subleased   5,000   square  foot   manufacturing,
                               administrative   and  research  and   development
                               facility.

San Marcos, California         Leased   35,000   square   foot    manufacturing,
                               engineering and administrative facilities.

Sylmar, California             Subleased   83,000  square  foot   manufacturing,
                               engineering and administrative facility.

Euless, Texas                  Owned   72,000    square   foot    manufacturing,
                               engineering  and   administrative   facility  and
                               subleased  2,000  square  foot  warehouse,   used
                               primarily for record storage.

ITEM 3.           LEGAL PROCEEDINGS

The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions, individually or in the aggregate, will have a material impact on the Company's business, financial condition, or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

On September 26, 1997, Technologies issued and sold 7,114,803 shares of common stock to Electronics in exchange for those assets of Electronics which were not related to Electronics' medical device business, and on September 27, 1997, pursuant to Division of Corporation Finance Staff Legal Bulletin No. 4 dated September 16, 1997, all of the outstanding common stock of Technologies was distributed by Electronics to its stockholders, on the basis of one share of Technologies common stock received for each share of Electronics common stock held on that date. For further discussion of this transaction see the Form 10.

The Company's common stock commenced regular way trading on the NASDAQ National Market System under the symbol "BEIQ" on October 8, 1997. The closing stock price on November 24, 1997 was $12.00 per share.

As of November 24, 1997, there were approximately 1,300 holders of record of the Company's common stock. The Board of Directors has declared a dividend for the first quarter of fiscal 1998 of $.02 per share of common stock payable to stockholders of record at December 8, 1997, on December 23, 1997. Payment of dividends is within the discretion of the Company's Board of Directors, will be subject to periodic review and will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company from time to time. There are no restrictions on the Company's ability to pay dividends provided the covenants set forth in its bank credit agreement and Senior Note Agreement are met (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements). The covenants primarily concern certain operating ratios and minimum balances of tangible net worth.

ITEM 6.           SELECTED FINANCIAL DATA

The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements and their related Notes, and the other financial information included therein.


------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended
                                                       -----------------------------------------------------------------------------
                                                       September 27,   September 28,   September 30,       October 1,     October 2,
                                                               1997            1996            1995             1994            1993
------------------------------------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands except per share amounts)
Statement of Income Data:
Net sales                                                  $101,539        $ 96,746        $ 90,475         $ 82,361        $ 89,391
Net income(loss) from
    continuing operations                                     2,997           2,873            (964)             321             599
Earnings(loss) from continuing
    operations per common and
    common equivalent share                                    0.42            0.40           (0.14)            0.05            0.09
Weighted average shares
    outstanding                                               7,203           7,108           6,759            6,807           6,783

Balance Sheet Data:
Working capital                                            $ 26,967        $ 27,775        $ 29,774         $ 39,179        $ 35,052
Total assets                                                 89,409          92,171          92,418           97,852          92,361
Long-term debt (excluding
    current portion)                                         27,508          24,137          29,765           29,860          18,779
Stockholders' equity                                         36,617          33,246          28,863           30,928          41,318
------------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and "Business."

     The  following  table sets forth,  for the fiscal  periods  indicated,  the
percentage  of  net  sales   represented  by  certain  items  in  the  Company's
Consolidated  Statements of Operations.  The table and the accompanying analysis covers  periods in which the  businesses  now  carried on by  Technologies  were operated by Electronics.  However,  the table and analysis have been prepared as if the  Company  and its  businesses  were a  separate  entity  for all  periods discussed.

                                                                            Year Ended
                                                                            ----------

                                                                    1997       1996      1995
                                                                    -----     -----     -----
Net sales .....................................................     100.0%    100.0%    100.0%
Cost of sales .................................................      64.3      62.5      62.8
                                                                    -----     -----     -----
Gross profit ..................................................      35.7      37.5      37.2
Operating expenses:
     Selling, general and administrative expenses .............      24.6      27.0      28.3
     Provision for royalty and related expenses ...............       --        --        3.9
     Research, development and related expenses ...............       4.8       3.7       4.4
                                                                    -----     -----     -----
Operating income ..............................................       6.3       6.8       0.6
Other income ..................................................       0.3       0.2       0.2
Interest expense ..............................................      (1.9)     (2.5)     (2.5)
                                                                    -----     -----     -----
Income (loss) before income taxes from continuing operations ..       4.7       4.5      (1.7)
Income taxes (benefit) ........................................       1.8       1.5      (0.7)
                                                                    -----     -----     -----
Income (loss) from continuing operations ......................       2.9       3.0      (1.0)
Income (loss) from discontinued operations, net of income taxes       1.6       1.7      (1.3)
                                                                    -----     -----     -----
Net Income (loss) .............................................       4.5%      4.7%     (2.3)%
                                                                    =====     =====     =====


Continuing Operations

Net Sales

     In fiscal 1997, net sales from continuing operations increased 5.0% to $101.5 million from $96.7 million in fiscal 1996, primarily reflecting the continued growth in sales to commercial customers, including those for industrial, automotive and medical markets, offset by decreased sales for government programs.

     In fiscal 1996, net sales from continuing operations increased 6.9% to $96.7 million from $90.5 million in fiscal 1995. This increase reflects the continued growth in sales to commercial customers, including those for industrial, automotive and medical markets.

     The Company's sales to international customers were approximately 11.8%, 11.3%, and 11.0% of the Company's net sales from continuing operations for fiscal 1997, 1996 and 1995, respectively.

Cost of Sales and Gross Profit

     In fiscal 1997, cost of sales as a percentage of net sales increased 1.8% due primarily to costs associated with the startup of production for new automotive sensors and cryocoolers, as well as changes in product mix.

     During fiscal 1996, the cost of sales as a percentage of sales from continuing operations remained relatively flat, decreasing 0.3% to 62.5% from 62.8% in fiscal 1995.

     Downward pressure on gross profit margins continues for both commercial and government contracts. Management continues to implement measures intended to reduce costs and improve average margins.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of net sales from continuing operations were 24.6%, 27.0%, and 28.3% in fiscal 1997, 1996 and 1995, respectively.

     Fiscal 1997 selling, general and administrative expenses decreased $1.2 million from $26.2 million in fiscal 1996 to $25.0 million in fiscal 1997 due primarily to increased effort to control corporate costs.

     Fiscal 1996 selling, general and administrative expenses increased $0.6 million from $25.6 million in fiscal 1995 to $26.2 million. Selling, general and administrative expenses increased to support sales to commercial customers, with a portion of the increase offset by declines in expenses related to sales for government programs.

Research, Development and Related Expenses

     The Company's internally funded research, development and related expenses as a percentage of net sales from continuing operations were 4.8%, 3.7%, and 4.4% for fiscal 1997, 1996 and 1995 respectively.

     Research and development expenses in fiscal 1997 increased 34.9% reflecting the Company's continued emphasis on developing new products for commercial markets. Product programs included work on silicon micro-electromechanical structures (MEMS), stabilized platforms, and sensors for stability control systems.

     Research and development expenses declined slightly in fiscal 1996 from fiscal 1995 as engineering effort was shifted to manufacturing support as production of new automotive sensors began to ramp up.

     The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute amount, but may fluctuate as a percentage of sales depending on the Company's success in acquiring customers or, in some cases, U.S. Government funding.

Interest Expense and Other Income

     Interest expense was $1.9 million , $2.4 million and $2.3 million in fiscal 1997, 1996 and 1995 respectively. Interest expense primarily relates to the Senior Note debt which was assumed by Technologies from Electronics in the Distribution. New term debt of $9.0 million was issued by BEI Sensors & Systems Company immediately prior to fiscal year end to pay a portion of intercompany balances due to Electronics prior to the Distribution (see Note 5 to the Consolidated Financial Statements.)

     Other income in fiscal 1997, 1996, and 1995 is comprised of royalty income and interest income earned on highly liquid investments. Other income as a percentage of sales was approximately 0.3% in fiscal 1997 and has remained flat since fiscal 1995.

Income Taxes

     The Company's effective tax (benefit) rate was 37.4%, 33.0% and (38.4%), for fiscal 1997, 1996 and 1995, respectively. The effective tax rate reflects the statutory federal tax rate and the weighted average tax rate of the states in which the Company conducts business. The fiscal 1996 tax rate reflects realization of additional federal and state tax credits for research and development.

Deferred Income Taxes

     At September 27, 1997, the Company had net current deferred income tax assets of $4.6 million. Realization of the net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of the underlying temporary differences.

Discontinued Operations

     Income (loss) for Defense Systems was $1.6 million, $1.7 million and $(1.1) million in fiscal 1997, 1996 and 1995, respectively. The fiscal 1997 income reflects follow-on orders for electronics products to support customers' requirements. The fiscal 1996 income reflects the receipt of a $3.6 million pre-tax settlement for a prior year H 70 contract (see Note 2 to the Consolidated Financial Statements.) The $(1.1) million loss in 1995 was due primarily to additional contract completion costs of $1.5 million associated with the wind up of the rocket related business.

Liquidity and Capital Resources

     In connection with the Distribution, the Company assumed existing indebtedness of Electronics consisting of $22.4 million of Senior Notes. In order to support its initial funding needs, Sensors & Systems borrowed $9.0 million from a bank. Sensors & Systems transferred $9.0 million to Electronics prior to the Distribution to repay a portion of amounts payable to Electronics. Subsequent to the fiscal year end and the Distribution, Technologies established a $25.0 million line of credit with the same bank under which it borrowed $13.0 million to repay the $9.0 million borrowed by Sensors & Systems and to make a scheduled payment on the Senior Notes. The new line of credit expires in September 2000 (see Note 5 to the Consolidated Financial Statements).

     During fiscal 1997, operations provided $5.7 million in cash, including cash provided by discontinued operations of $3.5 million. Net income of $4.6 million plus non-cash charges for depreciation and amortization of $4.3 million and $1.6 million, respectively, were partially offset by an increase in deferred tax assets of $2.7 million, inventory purchases of $3.5 million, and net payments of accounts payable, accrued expenses and other liabilities of $1.7 million.

     Investing activities in fiscal 1997 consisted primarily of the purchase of $6.8 million in capital equipment to support new commercial product production, primarily for automotive sensors.

     Fiscal 1997 financing activities consisted mainly of $9.0 million in cash received by Sensors & Systems from borrowings on a bank line of credit prior to the Distribution. Technologies reduced its payable to BEI Electronics, Inc. by $11.1 million during the fiscal year. The reduction was funded by borrowings and other recurring intercompany activity (see Note 15 to the Consolidated Financial Statements).

     The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund the Company's operations for at least the next twelve months.

Effects of Inflation

     Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

ITEM  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
BEI Technologies, Inc. and Subsidiaries

--------------------------------------------------------------------------------
                                                     September 27, September 28,
dollars in thousands except share amounts                    1997           1996
--------------------------------------------------------------------------------
ASSETS
Current assets
Cash and cash equivalents                                 $ 5,034        $ 8,201
Trade receivables:
   Commercial customers, less allowance for doubtful
       accounts (1997--$363; 1996--$607)                   12,917         11,537
United States Government                                    4,324          5,175
                                                          -------        -------
                                                           17,241         16,712

Inventories--Note 3                                        22,656         19,201
Deferred income taxes--Note 6                               4,579          2,564
Other current assets                                        1,039          2,313
Current assets of discontinued operations--Note 2           1,418          6,508
                                                          -------        -------
Total current assets                                       51,967         55,499


Property, plant and equipment--Notes 5 and 10
Land                                                        4,093          4,093
Structures                                                  8,936          7,409
Equipment                                                  41,611         35,947
Leasehold improvements                                      1,036          1,284
                                                          -------        -------
                                                           55,676         48,733

Less allowances for depreciation and amortization          30,315         26,542
                                                          -------        -------
                                                           25,361         22,191

Other assets
Tradenames, patents and related assets, less
  amortization (1997--$2,521; 1996--$2,335)                 1,753          1,939
Technology acquired under license agreements,
  less amortization (1997--$4,231; 1996--$3,269)--Note 11   5,977          6,939
Goodwill, less amortization (1997--$393; 1996--$340)          654            707
Non-current assets of discontinued operations--Note 2       1,625          1,962
Other                                                       2,072          2,934
                                                          -------        -------
                                                           12,081         14,481
                                                          -------        -------
                                                          $89,409        $92,171
                                                          =======        =======

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BEI Technologies, Inc. and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                September 27,          September 28,
dollars in thousands except share amounts                                                                1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable                                                                               $  6,317              $  5,025
Accrued expenses and other liabilities--Note 4                                                         10,497                12,602
Current portion of long-term debt--Note 5                                                               5,628                 5,625
Current liabilities of discontinued operations--Note 2                                                  2,558                 4,472
                                                                                                     --------              --------
Total current liabilities                                                                              25,000                27,724

Long-term debt, less current portion--Note 5                                                           27,508                24,137

Deferred income taxes--Note 6                                                                            --                     712
Payable to BEI Electronics, Inc.--Note 15                                                                --                   6,062
Other liabilities                                                                                         284                   290

Commitments and contingencies--Notes 2, 9, 10 and 11

Stockholders' equity--Notes 7 and 8
Preferred stock
    ($.001 par value; authorized 2,000,000 shares; none issued)                                          --                    --
Common stock
    ($.001 par value; authorized 20,000,000 shares; issued
    and outstanding; 1997--7,114,813; 1996--Note 7)                                                         7                  --
Retained earnings                                                                                      38,003                34,164
                                                                                                     --------              --------
                                                                                                       38,010                34,164

Less:  Unearned restricted stock--Note 8                                                               (1,393)                 (918)
                                                                                                     --------              --------
                                                                                                                             33,246
Total stockholders' equity                                                                             36,617
                                                                                                     --------              --------
                                                                                                     $ 89,409              $ 92,171
                                                                                                     ========              ========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Technologies, Inc. and Subsidiaries

                                                                                                  Year Ended
                                                                              -----------------------------------------------------
                                                                            September 27,        September 28,        September 30,
dollars in thousands except per share amounts                                        1997                 1996                 1995
-----------------------------------------------------------------------------------------------------------------------------------
Net sales -- Note 2                                                           $   101,539          $    96,746          $    90,475
Cost of sales -- Note 2                                                            65,291               60,494               56,841
                                                                              -----------          -----------          -----------
Gross profit                                                                       36,248               36,252               33,634
                                                                              -----------          -----------          -----------
Selling, general and administrative expenses                                       24,959               26,157               25,641
Provision for royalty and related expenses -- Note 11                                --                   --                  3,500
Research, development and related expenses                                          4,866                3,608                3,964
                                                                              -----------          -----------          -----------
                                                                                   29,825               29,765               33,105
                                                                              -----------          -----------          -----------
Income from operations                                                              6,423                6,487                  529
Other income                                                                          304                  242                  210
Interest expense                                                                   (1,942)              (2,444)              (2,303)
                                                                              -----------          -----------          -----------
Income (loss) before income taxes                                                   4,785                4,285               (1,564)
Income taxes (benefit) -- Note 6                                                    1,788                1,412                 (600)
                                                                              -----------          -----------          -----------
Income (loss) from continuing operations                                            2,997                2,873                 (964)

Income (loss) from discontinued operations, net of
    income taxes -- Note 2                                                          1,586                1,698               (1,077)
                                                                              -----------          -----------          -----------
Net income (loss)                                                             $     4,583          $     4,571          $    (2,041)
                                                                              ===========          ===========          ===========
Earnings (loss) from continuing operations per
    common and common equivalent share -- Note 7                              $      0.42          $      0.40          $     (0.14)

Earnings (loss) from discontinued operations per
    common and common equivalent share -- Note 7                                     0.22                 0.24                (0.16)
                                                                              -----------          -----------          -----------
Earnings (loss) per common and common equivalent
    share -- Note 7                                                           $      0.64          $      0.64          $     (0.30)
                                                                              ===========          ===========          ===========
Weighted average shares outstanding -- Note 7                                   7,203,448            7,107,818            6,758,745
                                                                              ===========          ===========          ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Technologies, Inc. and Subsidiaries

                                                                                                     Year Ended
                                                                                       --------------------------------------------
                                                                                  September 27,     September 28,     September 30,
dollars in thousands                                                                       1997              1996              1995
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                      $  4,583          $  4,571          $ (2,041)
Adjustments to reconcile net income to net cash provided
    by operating activities:
Discontinued operations                                                                   3,513             5,954             7,617
Depreciation                                                                              4,304             4,204             4,456
Amortization                                                                              1,636             1,711             1,457
Deferred income taxes                                                                    (2,727)              675            (2,630)
Other                                                                                      (672)             (121)             (483)
Changes in operating assets and liabilities:
Trade receivables                                                                          (604)             (835)           (2,541)
Inventories                                                                              (3,455)           (2,229)             (882)
Other current assets                                                                        886                80               175
Trade accounts payable, accrued expenses and other liabilities                           (1,744)             (479)            4,444
                                                                                       --------          --------          --------
Net cash provided by operating activities                                                 5,720            13,531             9,572

Cash flows from investing activities:
Purchase of property, plant and equipment                                                (6,761)           (3,624)           (2,573)
Other                                                                                        28                44                35
                                                                                       --------          --------          --------
Net cash used by investing activities                                                    (6,733)           (3,580)           (2,538)

Cash flows from financing activities:
Borrowings on short-term debt                                                             9,000              --                --
Principal payments on long-term debt and other liabilities                                  (26)              (75)             (138)
Decrease in payable to BEI Electronics, Inc.                                            (11,128)           (4,342)           (7,323)
                                                                                       --------          --------          --------
Net cash used by financing activities                                                    (2,154)           (4,417)           (7,461)
                                                                                       --------          --------          --------
Net increase (decrease) in cash and cash equivalents                                     (3,167)            5,534              (427)
Cash and cash equivalents at beginning of year                                            8,201             2,667             3,094
                                                                                       --------          --------          --------
Cash and cash equivalents at end of year                                               $  5,034          $  8,201          $  2,667
                                                                                       ========          ========          ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
BEI Technologies, Inc. and Subsidiaries

                                                                   Common            Retained           Unearned
dollars in thousands                                               stock             earnings       restricted stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at October 1, 1994                                       $   --             $ 31,634           $   (706)          $ 30,928

Net loss for 1995                                                                      (2,041)                               (2,041)
Restricted Stock Plan--Note 8                                                                                (24)               (24)

                                                                  --------           --------           --------           --------
Balances at September 30, 1995                                        --               29,593               (730)            28,863

Net income for 1996                                                                     4,571                                 4,571
Restricted Stock Plan--Note 8                                                                               (188)              (188)

                                                                  --------           --------           --------           --------
Balances at September 28, 1996                                        --               34,164               (918)            33,246
Net income for 1997                                                                     4,583                                 4,583
Restricted Stock Plan--Note 8                                                                               (475)              (475)
Common stock issued in connection with
    the Distribution                                                     7                 (7)              --                 --
Net equity transactions with BEI
    Electronics, Inc--Note 15                                         --                 (737)              --                 (737)
                                                                  --------           --------           --------           --------
Balances at September 27, 1997                                    $      7           $ 38,003           $ (1,393)          $ 36,617
                                                                  ========           ========           ========           ========

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BEI Technologies, Inc. and Subsidiaries
September 27, 1997

Note 1--Summary of Significant Accounting Policies

     Basis of Presentation: BEI Technologies, Inc. (Technologies) was incorporated on June 30, 1997 in the State of Delaware, as a wholly owned subsidiary of BEI Electronics, Inc. (Electronics). On September 27, 1997, Electronics distributed to holders of Electronics common stock one share of common stock of the Company for each share of Electronics common stock held on September 24, 1997 (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. (Sensors & Systems) and Defense Systems Company, Inc. (Defense Systems) business segments. As further described in Note 2, on June 30, 1997, the Board of Directors of Electronics also approved a formal plan to discontinue the operations of its Defense Systems segment.

     The accompanying consolidated financial statements of Technologies present the consolidated financial position and results of operations of Sensors & Systems and Defense Systems, former subsidiaries of Electronics and predecessor entities to the Company, on a combined basis for all dates and periods prior to the Distribution. All intercompany accounts and transactions have been eliminated. The financial position and results of operations of the Sensors & Systems business segment are presented as continuing operations and those of the Defense Systems business segment are presented as discontinued operations. Intercompany accounts and transactions between Technologies and Electronics are summarized in Note 15.

     The Sensors & Systems business provides sensors, engineered subsystems and associated components which are used for controlled precision machinery and equipment in industrial, medical, automotive, aerospace and military applications.

     Fiscal Year: The Company's fiscal year ends on the Saturday nearest September 30. Fiscal years 1997, 1996 and 1995 each contained 52 weeks.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

     Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Concentration of Credit Risk: The Company's products are primarily sold to commercial customers throughout the United States and in various foreign countries and to the United States government. Substantially all foreign sales are denominated in U.S. dollars. The Company performs ongoing credit evaluations of its commercial customers and generally does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been within the expectations of management.

     Revenue Recognition: Revenue is recognized generally as units are shipped.

     Inventories: Inventories are carried principally at the lower of cost (first-in, first-out method) or fair value and do not exceed net realizable value.

     Depreciation and Amortization: Property, plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of such assets over their estimated useful lives, which range from 3 to 30 years, using the straight-line method for structures and the accelerated or straight-line methods for equipment.

     Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.

                             BEI TECHNOLOGIES, INC.

         Other  Assets:  Tradenames,   patents  and  related  assets  are  being
amortized over their remaining lives at the date of acquisition up to a period of seventeen years.

         Technology acquired under license agreements consists primarily of the cost of exclusive rights to make, use and sell products utilizing quartz rate sensing technology. Technology acquired is being amortized over thirteen years, which approximates its estimated useful life from the date of acquisition.

         Goodwill consists of the excess of cost over fair value of net tangible
assets  acquired  in  purchase  acquisitions.   Goodwill  is  amortized  by  the
straight-line method over 20 years.

         Long Lived Assets: The Company accounts for any impairment of its long-lived assets using Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 ("FAS No. 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The Company recognizes impairment losses on long-lived assets, including property, plant and equipment and other assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets.

         Research and Development: Costs to develop the Company's products are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs", which establishes accounting and reporting standards for research and development.

         Recent Accounting Pronouncements: Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," established a fair-value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company has adopted the disclosure-only alternative as described in FAS 123 in fiscal year 1997. The Company accounts for employee stock awards using the intrinsic value method in accordance with APB Opinion No. 25.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share", which is required to be adopted for the quarter ending December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings (loss) per share for all prior periods. Had the Statement been implemented for fiscal years 1997 and 1996, the impact on the calculation of earnings (loss) per share would not have been material.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income," ("FAS 130"), and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these Statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

         Earnings (loss) Per Share: For periods prior to the Distribution, earnings (loss) per share is based on the weighted average number of shares of outstanding Electronics common stock and dilutive equivalent shares from stock options (using the treasury stock method) based on the distribution of one share of Technologies common stock for each share of Electronics common stock. For periods subsequent to the Distribution, earnings per share will be based on the weighted average number of shares of outstanding Technologies common stock and dilutive equivalent shares from stock options (after giving effect to the conversion of such stock options - see Note 8).

                             BEI TECHNOLOGIES, INC.

Note 2--Discontinued Operations

     On June 30, 1997, the Board of Directors of Electronics announced a formal plan to discontinue the operations of the Defense Systems segment. Accordingly, the results of operations of the segment have been presented as discontinued operations for all periods presented and the assets and liabilities of the segment have been segregated in the consolidated balance sheets. The remaining assets are stated at cost, which management believes approximates net realizable value, and management does not expect any material loss from the on-going operations or abandonment of the Defense Systems segment. Previously, in September 1995, Electronics had reached a decision to exit the HYDRA 70 (H 70) rocket manufacturing line of business which made up a substantial portion of the Defense Systems segment. Additional products of the segment included weapons management systems and sales under a cost-plus fee advanced rocket development contract.

     As result of the decision to exit the rocket line of business, the Company has incurred costs relating to employee severance and the closure and withdrawal from the leased facility in Camden, Arkansas and similar costs related to its owned facility in Euless, Texas. The Company recorded costs of sales of $1,250,000 as exit costs at September 30, 1995 consisting of employee severance of $750,000, leasehold abandonment of $250,000 and owned facility costs of $250,000. During fiscal year 1996, the Company incurred $726,000 of costs for employee severance and leasehold and facility costs of $350,000. Additional amounts were accrued during fiscal year 1996 for severance costs of $350,000 and facility costs of $350,000. During fiscal year 1996, the Company recorded net losses of $640,000 on disposal of assets of the rocket business. At September 28, 1996, an additional charge of $313,000 was recorded to reflect management's estimate of the fair value of the Euless facility based on current market conditions. At the end of fiscal year 1996, the balance in the reserve account consisted of $374,000 and $500,000 for employee severance and facility closure costs, respectively. During fiscal year 1997, the Company accrued an additional $33,000 for employee severance costs. Costs incurred during the period for severance and facilities closure of $362,000 and $362,000, respectively, were charged against the reserve. The balance in the reserve at the end of fiscal 1997 consisted of $45,000 for employee severance and $138,000 for facilities closure costs. Management believes at this time the reserve is adequate to cover future shutdown costs. At September 27, 1997, substantially all inventory and equipment assets of the rocket business had been written off or disposed of. The remaining assets of Defense Systems are classified as assets of discontinued operations on the balance sheet. Management expects to complete the disposition of these assets during fiscal 1998.

     Net sales of the Defense Systems segment were as follows:


                                                      Year Ended
                                   ---------------------------------------------

                                   September 27,   September 28,   September 30,
                                            1997           1996            1995
                                         -------         -------         -------

                                                  (dollars in thousands)
                                         ---------------------------------------

Sales--HYDRA 70 ................         $ 2,160         $37,927         $38,517
Other ..........................           6,889           4,708           7,064
                                         -------         -------         -------
                                         $ 9,059         $42,635         $45,581
                                         =======         =======         =======

                             BEI TECHNOLOGIES, INC.

Note 3--Inventories


                                                     September 27, September 28,
                                                             1997           1996
                                                          -------        -------
                                                          (dollars in thousands)
                                                          ----------------------

Finished products ......................................  $   557        $   289
Work in process ........................................    7,412          6,622
Materials ..............................................   12,302         10,873
Costs incurred under long-term contracts, including
   U.S. Government contracts ...........................    2,385          1,417
                                                          -------        -------
Inventories ............................................  $22,656        $19,201
                                                          =======        =======



Note 4--Accrued Expenses and Other Liabilities



                                                     September 27, September 28,
                                                              1997          1996
                                                           -------       -------

                                                          (dollars in thousands)
                                                           ---------------------

Employee compensation ..............................       $ 1,923       $ 1,623
Vacation ...........................................         1,648         1,621
Accrued taxes ......................................         1,166           343
Royalties and related costs ........................           806         3,951
Accrued professional fees ..........................           784           501
Insurance ..........................................           690           812
Contract costs .....................................           578           790
Commissions ........................................           700           484
Other ..............................................         2,202         2,477
                                                           -------       -------
Accrued Expenses and Other Liabilities .............       $10,497       $12,602
                                                           =======       =======

                                                       BEI TECHNOLOGIES, INC.

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 5--Long-Term Debt


                                                                                                       September 27,   September 28,
                                                                                                                1997            1996
                                                                                                             -------         -------
                                                                                                              (dollars in thousands)
6.73% Series A Senior Notes; due in annual installments of $3,360 from
   October 1, 1996 through October 1, 2000 .........................................................         $13,440         $16,800
6.73% Series B Senior Notes; due in annual installments of $2,240 from
   November 15, 1996 through November 15, 2000 .....................................................           8,960          11,200
Borrowings under bank line of credit ...............................................................           9,000            --
Mortgage note payable with  interest at 7.96%;  due in monthly  installments  of principal and interest of $14 until 1999 when the remaining balance of
   approximately $1,700 is due; collateralized by certain real property ............................           1,736           1,762
                                                                                                             -------         -------
                                                                                                              33,136          29,762
Less current portion ...............................................................................           5,628           5,625
                                                                                                             -------         -------
                                                                                                             $27,508         $24,137
                                                                                                             =======         =======

     The Senior Notes, which were obligations of Electronics, were assumed by Technologies in connection with the Distribution at an interest rate of 7.23% for years subsequent to fiscal year 1997. The interest expense associated with the Senior Notes was allocated to Technologies and is included in the consolidated results of operations for fiscal years 1996 and 1997. The Senior Note Agreement contains covenants concerning certain financial ratios, dividend payments and minimum balances of net worth. At September 27, 1997, Technologies was in compliance with these covenants.

     At September 27, 1997, Sensors & Systems had a $15.0 million unsecured credit line with a bank that expired October 31, 1997. At the end of fiscal year 1997, $9.0 million was outstanding. The $9.0 million was used to partially repay the intercompany payable from Sensors & Systems to Electronics prior to the Distribution. Interest on the borrowings is based upon the bank's prime rate of 8.5% at September 1997.

     The credit facility also allowed for letters of credit up to certain limits. At September 27, 1997, the Company had one letter of credit in the amount of $0.4 million outstanding.

     The credit line contained covenants which require the Company to meet certain financial ratios and net worth balances. At September 27, 1997, the Company was in compliance with these covenants.

     On September 28, 1997, Technologies entered into an agreement with the same bank for a $25.0 million unsecured line of credit which expires in September 2000. On September 29, 1997, the Company borrowed $13.0 million under the new line of credit and used the funds to repay the $9.0 million of outstanding borrowings and accrued interest on the prior Sensors & Systems' line of credit and to make a scheduled principal payment on the Senior Note obligations. Accordingly, the borrowings under the bank line of credit at September 27, 1997 in the amount of $9.0 million have been classified as a non-current liability in the accompanying consolidated financial statements.

                             BEI TECHNOLOGIES, INC.

     The new agreement also provides that up to $3.0 million of the line of credit may be used to fund letters of credit issued on behalf of the Company. The agreement contains covenants which require the Company to meet certain financial ratios and minimum net worth balances.

     Maturities   of   long-term   debt   are  as   follows:   1998--$5,628,000;
1999--$10,668,000; 2000--$14,600,000; 2001--$2,240,000.

     Interest of approximately $1,942,000, $2,202,000 and $2,308,000 was paid during fiscal years 1997, 1996 and 1995, respectively.


Note 6--Income Taxes

     Technologies was included in the consolidated federal income tax returns of Electronics for fiscal years 1997 and prior, in accordance with the tax allocation arrangement between the companies. Income taxes were accrued at estimated tax rates by each of the former subsidiaries of Electronics and settlement of fiscal year 1997 tax liabilities was estimated using these tax rates. Subsequent to fiscal year 1997, Technologies will no longer be part of Electronics' consolidated group.

     Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws known at this time and that will be in effect when the differences are expected to reverse.

                             BEI TECHNOLOGIES, INC.

     The provision for income tax expense consists of the following (in thousands):


                                                                                                        Year Ended
                                                                                     ----------------------------------------------

                                                                                     September 27,    September 28,   September 30,
                                                                                              1997             1996            1995
                                                                                           -------          -------         -------
Current
     Federal .....................................................................         $ 4,688          $ 1,716         $ 1,306
     State .......................................................................             799               47              46
                                                                                           -------          -------         -------
          Total Current ..........................................................           5,487            1,763           1,352
Deferred
     Federal .....................................................................          (2,330)             408          (2,303)
     State .......................................................................            (397)             267            (327)
                                                                                           -------          -------         -------
          Total Deferred .........................................................          (2,727)             675          (2,630)
Total income tax provision (benefit) .............................................         $ 2,760          $ 2,438         $(1,278)
                                                                                           =======          =======         =======
Income tax expense (benefit) attributable to continuing operations ...............         $ 1,788          $ 1,412         $  (600)
Income tax expense (benefit) attributable to discontinued operations .............             972            1,026            (678)
                                                                                           -------          -------         -------
Total income tax provision (benefit) .............................................         $ 2,760          $ 2,438         $(1,278)
                                                                                           =======          =======         =======


     Significant components of the Company's net deferred tax assets are as follows (in thousands):


                                                    September 27,  September 28,
                                                             1997          1996
                  Deferred tax assets                      ------        ------

Accrued expenses ...................................       $3,930        $3,675
Inventory valuation ................................        1,862            80
Contract reserves ..................................          124           420
Other ..............................................          820           964
                                                           ------        ------
        Total deferred tax assets ..................       $6,736        $5,139
                                                           ======        ======
                  Deferred tax liabilities

Depreciation and property basis difference .........        1,694         2,309
Prepaid expenses ...................................         --             131
Accrued expenses ...................................          223           252
Other ..............................................          240           595
                                                           ------        ------
     Total deferred tax liabilities ................        2,157         3,287
                                                           ------        ------
     Net deferred tax assets .......................       $4,579        $1,852
                                                           ======        ======

                             BEI TECHNOLOGIES, INC.

     The provision for income taxes differs from the income tax determined by applying the applicable U.S. statutory federal income tax rate as a result of the following differences (in thousands):

                                                                                                    Year Ended
                                                                              -----------------------------------------------------

                                                                              September 27,       September 28,       September 30,
                                                                                       1997                1996                1995
                                                                                    -------             -------             -------
Income tax (credit) at the statutory rate of 34% .......................            $ 2,497             $ 2,383             $(1,128)
Federal income tax effect of state income taxes ........................               (137)               (106)                 96
Goodwill amortization ..................................................                 18                  19                  18
Research and development and related credits ...........................               --                  (246)               --
Other ..................................................................                (20)                 74                  17
                                                                                    -------             -------             -------
     Federal income taxes (credit) .....................................              2,358               2,124                (997)
     State income taxes (credit) .......................................                402                 314                (281)
                                                                                    -------             -------             -------
Provision (credit) for income taxes ....................................            $ 2,760             $ 2,438             $(1,278)
                                                                                    =======             =======             =======

     Pursuant to the tax sharing agreement with Electronics, the Company's income taxes have been paid by Electronics and credited to payable to BEI Electronics, Inc. (see Note 15 to the Consolidated Financial Statements).

     The Internal Revenue Services (IRS) audited Electronics' income tax returns for the fiscal years 1993 through 1995. In fiscal year 1997, Electronics reached a settlement with the IRS for all issues raised for those years, resulting in the payment of $1.7 million in additional taxes for those years, of which approximately $1.0 million relates to Technologies. The settlement related primarily to the timing of deductions resulting from acquisitions. The payment of these additional taxes resulted in an increase in Technologies deferred tax assets and did not affect the provision for income taxes in fiscal year 1997.

     Realization of the net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of the underlying temporary differences.

Note 7--Stockholders' Equity

     The authorized capital stock of Technologies consists of 2,000,000 shares of preferred stock ($.001 par value) and 20,000,000 shares of common stock ($.001 par value). In connection with the Distribution, 7,114,813 shares of Technologies common stock were issued to holders of Electronics common stock. Prior to the incorporation of Technologies and the Distribution, all of the capital stock of Sensors & Systems and Defense Systems was held by Electronics.

Note 8--Equity Incentive Plan

     The Technologies 1997 Equity Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors in September 1997. The Incentive Plan provides for the granting of incentive stock options to employees and nonstatutory stock options, restricted stock purchase awards, and stock bonuses (collectively, "Stock Awards") to consultants, employees and directors. Technologies has reserved 1,139,445 shares of common stock for issuance under the Incentive Plan, including shares for substitute options granted to the option holders of Electronics in connection with the Distribution.

                             BEI TECHNOLOGIES, INC.

     Under the terms of Distribution, holders of vested stock options to purchase Electronics common stock were entitled to exercise such options prior to the Distribution and receive an equivalent number of shares of Technologies common stock in the Distribution. Unexercised vested and unvested Electronics stock options were converted to options to purchase Technologies common stock under the Incentive Plan based on a conversion formula that retained the same intrinsic value of the options and the same ratio of exercise price per option to market value per share of common stock as prior to the Distribution, without any additional benefits to the holders.

     Option activity under the Electronics' 1987 Incentive Stock Option Plan prior to the Distribution and the adjustment for the conversion to Technologies options in connection with the Distribution are summarized below:


                                                                         Weighted average
                                                               Number of   exercise price
                                                            common shares    per share
                                                            -------------    ---------
Options outstanding at October 1, 1994 .....................    667,465      $   5.88
               Granted .....................................     31,000      $   5.00
               Exercised ...................................    (16,814)     $   3.85
               Terminated ..................................    (71,256)     $   7.41
                                                               --------      --------
Options outstanding at September 30, 1995 ..................    610,395      $   5.71
               Granted .....................................     11,000      $   6.42
               Exercised ...................................   (115,922)     $   6.27
               Terminated ..................................    (48,511)     $   7.80
                                                               --------      --------
Options outstanding at September 28, 1996 ..................    456,962      $   5.36
               Exercised ...................................   (137,200)     $   5.33
               Terminated ..................................     (3,500)     $   7.95
                                                               --------      --------
Options outstanding at September 27, 1997
    prior to the Distribution ..............................    316,262      $   5.35
Distribution adjustment ....................................     23,183          --
                                                               --------      --------
Adjusted options outstanding at September 27, 1997 .........    339,445      $   4.98
                                                               ========      ========


                                                                                              Weighted Average          Weighted
                                                                              Number        Remaining Contractual   Average Exercise
Exercise Prices                                                            Outstanding          Life (Years)         Price Per Share
---------------                                                            -----------          ------------         ---------------
$2.68 ...................................................                     59,295                 2.2                  $2.68
$4.08 ...................................................                    142,450                 1.7                  $4.08
$4.66 ...................................................                     19,316                 7.2                  $4.66
$5.00 ...................................................                        666                 5.7                  $5.00
$5.59 ...................................................                      5,368                 6.3                  $5.59
$5.71 ...................................................                      1,073                 6.5                  $5.71
$5.94 ...................................................                     19,928                 5.7                  $5.94
$6.75 ...................................................                     23,619                 5.1                  $6.75
$7.92 ...................................................                     52,702                 3.7                  $7.92
$8.50 ...................................................                     15,028                 4.7                  $8.50
-----                                                                        -------               ------                 -----
$2.68 - $8.50 ...........................................                    339,445                 3.1                  $4.98
=============                                                                =======               ======                 =====

                             BEI TECHNOLOGIES, INC.

     As of September 27, 1997, options for 330,537 shares were vested and exercisable.

     Under the 1992 Restricted Stock Plan of Electronics, 700,000 shares of Electronics common stock were authorized to be issued to certain key individuals who have become employees of Technologies, subject to forfeiture if employment terminated prior to the end of prescribed vesting periods. The market value at the date of grant of shares is recorded as unearned restricted stock. The market value of shares granted is amortized to compensation expense over the vesting periods. As of September 27, 1997, 419,926 shares had been granted, of which 352,350 shares are outstanding, and 145,316 shares have fully vested. Compensation expense of $274,000, $406,000 and $236,000 was recorded in fiscal years 1997, 1996 and 1995, respectively.

The impact on the  calculation  of proforma  results of operations  and earnings
(loss) per share required by FAS 123 was determined to be immaterial for fiscal years 1997 and 1996.

Note 9--Employee Benefit Plan

     Technologies has a defined contribution retirement plan for the benefit of all eligible employees. Non-discretionary contributions are based on a fixed percentage of eligible payroll plus a formula-based matching of employee contributions. Contributions to the plan by Technologies for the benefit of its employees for fiscal years 1997, 1996 and 1995 were approximately $626,000, $622,000 and $684,000 respectively.

Note 10--Lease Commitments

     Operating leases consist principally of leases for real properties and land. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value at the date of exercise of the option. The future minimum payments for operating leases consisted of the following at September 27, 1997 (in thousands):


  Fiscal Year
     1998 .................................................          $1,312
     1999 .................................................             692
     2000 .................................................             481
     2001 .................................................             464
     2002 .................................................             423
     Thereafter ...........................................             800
                                                                     ------
         Total minimum lease payments .....................          $4,172
                                                                     ======

                             BEI TECHNOLOGIES, INC.

     Total rental expense amounted to approximately $1,616,000, $1,530,000 and $2,238,000 for fiscal years 1997, 1996 and 1995, respectively.

Note 11--Contingencies and Litigation

   BEI Systron Donner Company vs. General Precision Industries, Inc., et al.

    In January 1997, BEI Systron Donner Company, a division of the Company, and the former shareholders of General Precision Industries, Inc. (GPI) reached a confidential settlement of the last remaining issues of the dispute that had been in arbitration since 1992. Following the November 1996 ruling by the arbitration panel that GPI may be due costs and expenses, the parties agreed in their January 1997 settlement on a final payment to fully resolve the dispute. The impact of the settlement and related legal expenses in the first quarter of 1997 was an after tax charge of approximately $1.1 million. The settlement and all remaining amounts accrued for GPI under prior rulings by the panel, including royalties for 1993 through 1996, were paid in the second quarter of fiscal 1997.

   Claim against U.S. Government

   In August, 1995, Defense Systems filed a claim against the U.S. Government relative to the fuze technical data problems experienced on previous contracts. The amount of the claim was approximately $5 million. This claim was settled with the Government in September 1996 for $3.6 million. The settlement was effected through a contract modification to increase the selling price of the related rockets by $3.6 million and was recorded as additional sales in September 1996. Defense Systems also believes it has rights for additional claims against the Government arising out of the H 70 contract and a substantial claim was filed in 1996. Due to the uncertainties inherent in the formal claims process, the Company has not recorded any recoveries for unresolved claims in the accompanying financial statements.

   Other

     The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions will have a material impact on the Company's financial condition or operating results.


Note 12--Sales

     Net sales from continuing operations to customers in foreign countries amounted to $11,998,000, $10,938,000 and $9,680,000 in fiscal years 1997, 1996 and 1995, respectively. In fiscal years 1997, 1996 and 1995, foreign sales did not exceed 10% of consolidated net sales in any individual geographic area.

     Net sales to the U.S. Government for the Sensors and Systems segment's products amounted to $22,479,000, $25,986,000 and $28,930,000 in fiscal years 1997, 1996 and 1995, respectively. Net sales to the U.S. Government for the discontinued Defense Systems segment were $8,323,000, $41,219,000 and $44,012,00 for fiscal years 1997, 1996 and 1995, respectively.

                             BEI TECHNOLOGIES, INC.

Note 13--Quarterly Results of Operations (Unaudited)

     The tables below present unaudited quarterly financial information for fiscal years 1997 and 1996:


                                                                                              Continuing Operations
                                                                                                 Three months ended
                                                                              ------------------------------------------------------
                                                                             December 28,      March 29,      June 28, September 27,
                                                                                     1996           1997          1997          1997
                                                                                     ----           ----          ----          ----
                                                                                   (dollars in thousands except per share amounts)
                                                                              ------------------------------------------------------
Net sales ................................................................       $ 22,903        $24,710       $26,824       $27,102
Gross profit .............................................................          7,767          8,810         9,477        10,194
Income (loss) from continuing operations .................................           (359)           957         1,196         1,202
Income from discontinued operations ......................................            394            495           500           198
Net income ...............................................................             35          1,452         1,696         1,400
Earnings (loss) from continuing operations per common and common
    equivalent share .....................................................       $  (0.05)       $  0.13       $  0.17       $  0.17
Earnings from discontinued operations per common and common
    equivalent share .....................................................       $   0.05        $  0.07       $  0.07       $  0.03
Earnings per common and common equivalent share ..........................       $   0.00        $  0.20       $  0.24       $  0.19


                                                                             December 30,      March 30,      June 29, September 28,
                                                                                     1996           1997          1997          1997
                                                                                     ----           ----          ----          ----
Net sales ................................................................       $ 22,354        $24,708       $24,336       $25,348
Gross profit .............................................................          8,183          9,405         9,420         9,244
Income (loss) from continuing operations .................................            649            767         1,019           438
Income from discontinued operations ......................................            239            335           574           550
Net income ...............................................................            888          1,102         1,593           988
Earnings from continuing operations per common and common
    equivalent share .....................................................       $   0.09        $  0.11       $  0.14       $  0.06
Earnings from discontinued operations per common and common
    equivalent share .....................................................       $   0.03        $  0.05       $  0.08       $  0.08
Earnings per common and common equivalent share ..........................       $   0.12        $  0.16       $  0.22       $  0.13


Note 14--Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107 ("Statement 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Whenever possible, quoted market prices were used to develop fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent

                             BEI TECHNOLOGIES, INC.

the underlying value of the Company. The following methods and assumptions were used by the Company in estimate its fair value disclosures for financial instruments as of September 27, 1997, and as of September 28, 1996.

         Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

         Long-Term Debt: The fair value of these liabilities has been estimated based upon the discounted future cash flows. The discount rate used included a risk free rate derived from the Treasury yield curve plus a risk weighting commensurate with the Company's borrowing position. The fair value of long-term debt is approximately $27,570,000, and $23,648,000 compared with the carrying amounts of $27,508,000 and $24,137,000 at September 27, 1997 and September 28, 1996, respectively.

Note 15--Intercompany Transactions

     Amounts payable to Electronics included in the consolidated balance sheets represent net balances as the result of various transactions between Electronics and Technologies. There were no terms of settlement associated with the account balance. The balance resulted primarily from of the Company's participation in Electronics' central cash management program, wherein the Company's cash receipts were remitted to Electronics and cash disbursements were funded by Electronics. Other transactions include the Company's share of the current portion of Electronics consolidated federal and state income tax liabilities, administrative and other expenses incurred by Electronics on behalf of Technologies, and interest charges on a portion of the outstanding balances.

     Intercompany transactions are summarized follows:


                                                                                                        Year Ended
                                                                                           ----------------------------------------
                                                                                      September 27,   September 28,   September 30,
                                                                                               1997            1996            1995
                                                                                           --------        --------        --------
                                                                                                   (dollars in thousands)
Balance payable to Electronics at beginning of year ................................       $  6,062        $ 10,404        $ 17,727

Net cash remitted to Electronics ...................................................        (31,304)        (22,537)        (26,277)
Net transfers of assets and liabilities ............................................          5,553           1,648          (2,086)
Allocations of Electronics' current federal and state tax liabilities ..............          3,034           1,891           2,161
Administrative expenses and other intercompany activity ............................         16,655          14,656          18,879
                                                                                           --------        --------        --------
Balance payable to Electronics at end of year ......................................       $   --          $  6,062        $ 10,404
                                                                                           ========        ========        ========
Average balance during year ........................................................       $  4,418        $  9,897        $ 14,418
                                                                                           ========        ========        ========


   Net equity transactions with Electronics included in the consolidated statement of stockholders' equity for fiscal year 1997 consists of intercompany liabilities of Electronics and costs of the Distribution, both of which were assumed by Technologies in connection with the Distribution, partially offset by payments made during the year by Electronics on Senior Notes payable.

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
BEI Technologies, Inc.

We have audited the accompanying consolidated balance sheets of BEI Technologies, Inc. as of September 27, 1997 and September 28, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BEI Technologies, Inc. at September 27, 1997 and September 28, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 1997 in conformity with generally accepted accounting principles.



                                                               Ernst & Young LLP


San Francisco, California
November 12, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" of the Proxy Statement related to the Company's 1998 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").


ITEM 11.          EXECUTIVE COMPENSATION

                  The information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation" and "Certain Transactions" of the Company's Definitive Proxy Statement.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this Item is incorporated herein by reference to the sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" of the Definitive Proxy Statement.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K


The following documents are filed as part of this Form 10-K.


                                                                                                                          Form
                                                                                                                        10-K Page
(a)(1)      Index to Consolidated Financial Statements.                                                                   Number
            -------------------------------------------                                                                   ------
            The following Consolidated Financial Statements of BEI Technologies, Inc. and its
            subsidiaries are filed as part of this Form 10-K:

            Report of Ernst & Young LLP, Independent Auditors                                                               39

            Consolidated Balance Sheets -
               September 27, 1997 and September 28, 1996                                                                    21

            Consolidated Statements of Operations -
              Years ended September 27, 1997, September 28, 1996
               and September 30, 1995                                                                                       23

            Consolidated Statements of Cash Flows -
               Years ended September 27, 1997, September 28, 1996
               and September 30, 1995                                                                                       24

            Consolidated Statements of Stockholders' Equity -
               Years ended September 27, 1997, September 28, 1996
               and September 30, 1995                                                                                       25

            Notes to Consolidated Financial Statements -
               September 27, 1997                                                                                           26

(a)(2)      Index to Financial Statement Schedule.
            The following Consolidated Financial Statement Schedule of BEI Technologies, Inc. for
            each of the years in the period ended September 27, 1997 is filed as part of this Form
            10-K:

           Schedule II                            Valuation and Qualifying Accounts                                       S-1

                                                  Report of Ernst & Young LLP, Independent Auditors as                    S-2
                                                  to Schedule

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)      Listing of Exhibits

            Exhibit Numbers                        Description                                  Footnote
            ---------------                        -----------                                  --------
                  2.1           Distribution Agreement between BEI Electronics, Inc.               i
                                and BEI Technologies, Inc.
                  2.2           Corporate Services Agreement between BEI
                                Technologies, Inc. and BEI Electronics, Inc.                       i
                  2.3           Tax Allocation and Indemnity Agreement between BEI
                                Electronics, Inc. and BEI Technologies, Inc.                       i
                  2.4           Assumption of Liabilities and Indemnity Agreement
                                between BEI Electronics, Inc. and BEI Technologies,
                                Inc.                                                               i
                  2.5           Technology Transfer and License Agreement by and
                                between BEI Electronics, Inc. and BEI Technologies,
                                Inc.                                                               i
                  2.6           Trademark Assignment and Consent Agreement by and
                                between BEI Electronics, Inc. and BEI Technologies,
                                Inc.                                                               i
                  2.7           Agreement Regarding Certain Representations and
                                Covenants by and between BEI Electronics, Inc. and
                                BEI Technologies, Inc.                                             i
                  3.1           Certificate of Incorporation of BEI Technologies, Inc.             i
                  3.2           Bylaws of BEI Technologies, Inc.                                   i
                  3.3           Registrant's Certificate of Designation of Series A
                                Junior Participating Preferred Stock (filed as Exhibit
                                99.3 hereto)                                                       i
                  4.1           Specimen Common Share Certificate                                  i
                  4.2           Certificate of Incorporation of BEI Technologies, Inc.
                                (filed as Exhibit 3.1 hereto)                                      i
                  4.3           Bylaws of BEI Technologies, Inc. (filed as Exhibit 3.2
                                hereto)                                                            i
                  4.4           Registrant's Certificate of Designation of Series A
                                Junior Participating Preferred Stock (filed as Exhibit
                                99.3 hereto)                                                       i
                  4.5           Form of Rights Certificate (filed as Exhibit 99.4 hereto)          i
                 10.1           Registrant's 1997 Equity Incentive Plan and forms of
                                related agreements                                                 i




                 10.2  *        Executive Change in Control Benefits Agreement
                                between BEI Technologies, Inc. and Certain Named
                                Executive Officers                                                 i
                 10.3           Assumption Agreement--Series A and Series B Senior
                                Notes dated September 15, 1997 by and between BEI                  i
                                Technologies, Inc., Principal Mutual Life Insurance
                                Company, Berkshire Life Insurance Company and
                                TMG Life Insurance Company
                 10.4           Credit Agreement dated as of September 27, 1997                    i
                                among BEI Technologies, Inc., BEI Sensors & Systems
                                Company, Inc., Defense Systems Company, Inc., CIBC,
                                Inc., Canadian Imperial Bank of Commerce and CIBC
                                Wood Gundy Securities Corp.
                 11.1           Statement regarding Computation of Per Share
                                Earnings
                 23.1           Consent of Ernst &Young LLP, Independent Auditors
                 24.1           Power of Attorney
                 27.1           Financial Data Schedule
                 99.1           BEI Technologies, Inc. Information Statement dated
                                September 24, 1997                                                 i
                 99.2           Rights Agreement dated as of September 11, 1997
                                among BEI Technologies, Inc. and ChaseMellon
                                Shareholder Services, L.L.C.                                       i
                 99.3           Registrant's Certificate of Designation of Series A
                                Junior Participating Preferred Stock                               i
                 99.4           Form of Rights Certificate                                         i

(i) Incorporated by reference. Previously filed as an exhibit to the Registrant's Information Statement on Form 10 (File No. 0-22799) as filed on September 22, 1997.

*        Items  which  are  management   contracts  or  compensatory   plans  or
         arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 27, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             BEI TECHNOLOGIES, INC.



                                         By: /S/ Robert R. Corr
                                             -----------------------------------
                                             Robert R. Corr
                                             Secretary, Treasurer and Controller
                                             (Principal Accounting Officer)
                                             December 5, 1997



                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Crocker and Gary D. Wrench, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title                                      Date
---------                                       -----                                      ----
/s/ Charles Crocker                             President, Chief Executive                 December 5, 1997
--------------------------------------          Officer and Chairman of the Board of
(Charles Crocker)                               Directors (Principal Executive Officer)

/s/ Richard M. Brooks                           Director                                   December 5, 1997
--------------------------------------
(Richard M. Brooks)

/s/ George S. Brown                             Director                                   December 5, 1997
--------------------------------------
(George S. Brown)

/s/ C. Joseph Giroir, Jr.                       Director                                   December 5, 1997
--------------------------------------
(C. Joseph Giroir, Jr.)

/s/ William G. Howard, Jr.                      Director                                   December 5, 1997
--------------------------------------
(William G. Howard, Jr.)

/s/ Asad M. Madni                               Director                                   December 5, 1997
--------------------------------------
(Asad M. Madni)

/s/ Robert Mehrabian                            Director                                   December 5, 1997
--------------------------------------
(Robert Mehrabian)

/s/ Gary D. Wrench                              Senior Vice President, Chief               December 5, 1997
--------------------------------------          Financial Officer and Director
(Gary D. Wrench)

                                                                                                                         SCHEDULE II

                                                       BEI TECHNOLOGIES, INC.

                                                  VALUATION AND QUALIFYING ACCOUNTS


                       Column A                                         Column B           Column C            Column D    Column E

                                                                                            Additions
                                                                        Balance at  Charged to   Charged to               Balance at
                                                                        Beginning   Costs and  Other Accounts  Deductions    End of
                     Description                                        of Period    Expenses     Describe      Describe     Period

                                                                                             (in thousands)

Year ended September 27, 1997:
Deducted from asset accounts:
     Allowance for doubtful accounts ...................................   $607         $ 75       $    --        $319(C)     $363
     Valuation allowance for deferred tax
        assets .........................................................     94          --           (94)(B)      --          --
                                                                           ----         ----       ---------      ------      ----
          Total ........................................................   $701         $          $    --        $           $
                                                                           ====         ====       =========      ======      ====
Year ended September 28, 1996:
Deducted from asset accounts:
     Allowance for doubtful accounts ...................................   $395         $282       $    --        $ 70(A)     $607
                                                                           ----         ----       ---------      ------      ----
     Valuation allowance for deferred tax
        assets .........................................................    143          --           (49)(B)      --           94
                                                                           ----         ----       ---------      ------      ----
          Total ........................................................   $538         $282       $  (49)        $ 70        $701
                                                                           ====         ====       =========      ======      ====
Year ended September 30, 1995:
Deducted from asset accounts:
     Allowance for doubtful accounts ...................................   $315         $119       $    --        $ 39(A)     $395
                                                                           ----         ----       ---------      ------      ----
     Valuation allowance for deferred tax
        assets .........................................................    --           143(B)         --         --          143
                                                                           ----         ----       ---------      ------      ----
          Total ........................................................   $315         $262            --        $ 39        $538
                                                                           ====         ====       =========      ======      ====

(A)  Miscellaneous adjustments to the allowance

(B) Adjustment based on the evaluation of uncertainties in the realization of state net operating loss carryovers

(C)  Write-offs of uncollectible accounts

        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, AS TO SCHEDULE


The Board of Directors and Shareholders
BEI Technologies, Inc.

We have audited the consolidated financial statements of BEI Technologies, Inc. as of September 27, 1997 and September 28, 1996, and for each of the three years in the period ended September 27, 1997, and have issued our report thereon dated November 12, 1997. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                               Ernst & Young LLP


San Francisco, California
November 12, 1997

INDEX TO EXHIBITS


Exhibit
Number         Description
------         -----------
11.1           Statement regarding computation of per share earnings

23.1           Consent of Ernst & Young LLP Independent Auditors

24.1           Power of Attorney

27.1           Financial Data Schedule