Form 10-Q
period 1997-12-27
BEI TECHNOLOGIES INC
filed 1998-02-10
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 27, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.


                         Commission file number 0-22799

                  B E I   T E C H N O L O G I E S,   I N C.
             (Exact name of Registrant as specified in its charter)



           Delaware                                    94-3274498
-------------------------------         ----------------------------------------
   (State of incorporation)               (I.R.S. Employer Identification No.)



                           One Post Street, Suite 2500
                         San Francisco, California 94104
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (415) 956-4477
                    ----------------------------------------
                         (Registrant's telephone number)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock: $.001 Par Value, 7,198,850 shares as of January 20, 1998


BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX



PART 1.             FINANCIAL INFORMATION                                                                       PAGE
                                                                                                                ----
Item 1.             Financial Statements

                          Condensed Consolidated Balance Sheets--December 27, 1997 and
                          September 27, 1997                                                                     3

                          Condensed Consolidated Statements of Operations--Quarter
                          ended December 27, 1997 and December 28, 1996                                          4

                          Condensed Consolidated Statements of Cash Flows--Quarter
                          ended December 27, 1997 and December 28, 1996                                          5

                          Notes to Condensed Consolidated Financial Statements--
                          December 27, 1997                                                                      6

Item 2.             Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                        9

PART II.            OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K                                                             11

                          (a)      Exhibits

                                    27.1     Financial Data Schedule


                          (b)      Reports on Form 8-K

                                   No reports on Form 8-K were filed by the Company during the quarter ended December 27, 1997.

                    SIGNATURES                                                                                   12


                                                                                                       Page 2 of 12

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 December 27,              September 27,
                                                                                     1997                      1997
                                                                                 (Unaudited)           (See note below)
                                                                                          (dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                            $ 5,049                  $ 5,034
Trade receivables, net                                                                15,923                   17,241
Inventories, net -- Note 2                                                            24,183                   22,656
Other current assets                                                                   5,651                    5,618
Current assets of discontinued operations -- Note 3                                      388                    1,418
                                                                                     -------                  -------
      Total current assets                                                            51,194                   51,967

Property, plant and equipment, net                                                    24,219                   25,361
Acquired technology                                                                    5,736                    5,977
Goodwill                                                                                 641                      654
Other assets, net                                                                      4,093                    3,825
Non-current assets of discontinued operations -- Note 3                                1,572                    1,625
                                                                                     -------                  -------
                                                                                      87,455                   89,409
                                                                                     =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                                               $ 5,792                  $ 6,317
Accrued expenses and other liabilities                                                 9,921                   10,497
Current portion of long-term debt                                                      5,626                    5,628
Current liabilities of discontinued operations -- Note 3                               2,370                    2,558
                                                                                     -------                  -------
      Total current liabilities                                                       23,709                   25,000

Long-term debt, less current portion                                                  25,903                   27,508
Other liabilities                                                                        299                      284
Stockholders' equity                                                                  37,544                   36,617
                                                                                     -------                  -------
                                                                                     $87,455                  $89,409
                                                                                     =======                  =======

See notes to condensed consolidated financial statements.

Note: The balance sheet at September 27, 1997 has been derived from the audited consolidated balance sheet at that date.


                                                                                                       Page 3 of 12

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                    Quarter Ended
                                                                  -------------------------------------------------
                                                                    December 27,                    December 28,
                                                                        1997                            1996
                                                                   (dollars in thousands except per share amounts)
-------------------------------------------------------------------------------------------------------------------
Net sales                                                                  $ 28,256                    $ 22,903
Cost of sales                                                                18,634                      15,136
                                                                           --------                    --------
                                                                              9,622                       7,767

Selling, general and administrative expenses                                  6,118                       7,114
Research, development and related expenses                                    1,396                         895
                                                                           --------                    --------

Income (loss) from operations                                                 2,108                        (242)

Interest expense                                                                641                         476
Other income                                                                     82                         111
                                                                           --------                    --------

Income (loss) from continuing operations before
    income taxes                                                              1,549                        (607)
Provision (benefit) for income taxes                                            671                        (248)
                                                                           --------                    --------

Income (loss) from continuing operations                                        878                        (359)
Income from discontinued operations, net of income taxes                         81                         394
                                                                           --------                    --------
Net income                                                                 $    959                    $     35
                                                                           ========                    ========

                         Earnings (loss) per Common Share -- Note 4
     Basic Earnings (loss) per Common Share
Income (loss) from continuing operations                                   $   0.13                    ($  0.05)
Income from discontinued operations, net of income taxes                       0.01                        0.06
                                                                           --------                    --------
Net income per common share                                                $   0.14                    $   0.01
                                                                           ========                    ========

     Diluted Earnings (loss) per Common and Common Equivalent Share
Income (loss) from continuing operations                                   $   0.12                    ($  0.05)
Income from discontinued operations, net of income taxes                       0.01                        0.06
                                                                           --------                    --------
Net income per common and common equivalent share                          $   0.13                    $   0.01
                                                                           ========                    ========
Dividends per common share                                                 $   0.02                    $   0.02
                                                                           ========                    ========



See notes to condensed consolidated financial statements.


                                                                                                       Page 4 of 12


BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                        Quarter Ended
                                                                       ------------------------------------------------
                                                                          December 27,                  December 28,
                                                                              1997                          1996
                                                                                    (dollars in thousands)
---------------------------------------------------------------------- ------------------------------------------------
Net cash provided by operating activities                                    $ 1,657                      $ 1,478

Cash flows from investing activities:
         Purchases of property, plant and equipment                             (995)                      (1,480)
         Decrease in other assets                                                  6                           31
                                                                             -------                      -------

                 Net cash used in investing activities                          (989)                      (1,449)

Cash flows from financing activities:
         Payments on long-term debt                                           (5,605)                          (6)
         Proceeds from issuance of long debt                                   4,000                         --
         Proceeds from sale of equipment in sale - lease back
              transaction                                                      1,076                         --
         Proceeds from issuance of common stock                                   20                         --
         Decrease in payable to BEI Electronics, Inc.                           --                           (612)
         Payment of cash dividends                                              (144)                        --
                                                                             -------                      -------

                 Net cash used in financing activities                          (653)                        (618)
                                                                             -------                      -------

Net increase (decrease) in cash and cash equivalents                              15                         (589)

Cash and cash equivalents at beginning of period                               5,034                        8,201
                                                                             -------                      -------

Cash and cash equivalents at end of period                                   $ 5,049                      $ 7,612
                                                                             =======                      =======


See notes to condensed consolidated financial statements.


                                                                                                       Page 5 of 12

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 27, 1997

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending October 3, 1998. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 27, 1997.

BEI Technologies, Inc. ("Technologies") was incorporated on June 30, 1997 in the State of Delaware, as a wholly owned subsidiary of BEI Electronics, Inc. ("Electronics"). On September 27, 1997, Electronics distributed to holders of Electronics common stock one share of common stock of the Company for each share of Electronics common stock held on September 24, 1997 (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. ("Sensors & Systems") and Defense Systems Company, Inc. ("Defense Systems") business segments.

The accompanying condensed consolidated financial statements of Technologies present the condensed consolidated financial position and results of operations of Sensors & Systems and Defense Systems, former subsidiaries of Electronics and predecessor entities to the Company, on a combined basis for all dates and periods prior to the Distribution. All intercompany accounts and transactions have been eliminated. The financial position and results of operations of the Sensors & Systems business segment are presented as continuing operations and those of the Defense Systems business segment are presented as discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

NOTE 2--INVENTORIES

                                                    December 27,  September 27,
                                                        1997         1997
                                                      (dollars in thousands)
                                                      ---------------------
Finished products                                     $ 1,215       $   557
Work in process                                         9,587         7,412
Materials                                              13,365        12,303
Costs incurred under long-term contracts,
   including U.S. Government contracts                     16         2,384
                                                      -------       -------

Net inventories                                       $24,183       $22,656
                                                      =======       =======

NOTE 3 -- DISCONTINUED OPERATIONS

         On June 30, 1997, the Board of Directors of Electronics announced a formal plan to discontinue the operations of the Defense Systems segment. Accordingly, the results of operations of the segment have been presented as discontinued operations for all periods presented and the assets and liabilities of the segment have been segregated in the consolidated balance sheets. The remaining assets are stated at cost, which management believes approximates net realizable value, and management does not expect any material loss from the on-going operations or abandonment of the Defense Systems segment. Previously, in September 1995, Electronics had reached a decision to exit the HYDRA rocket manufacturing line of business which made up a substantial portion of the Defense Systems segment. Additional products for the segment included weapons management systems and sales under a cost-plus-fee advanced rocket development contract.

         As a result of the decision to exit the rocket line of business, the Company has incurred costs relating to employee severance and the closure and withdrawal from the leased facility in Camden, Arkansas and similar costs related to its owned facility in Euless, Texas. The balance in the reserve at the end of first quarter of fiscal year 1998 was not significant. At September 27, 1997, substantially all inventory and equipment assets for the rocket business had been written off or disposed of. The remaining assets of Defense Systems are classified as assets of discontinued operations on the balance sheet. Management expects to complete the disposition of these assets during fiscal 1998.


NOTE 4--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:


                                                                                       Quarter Ended
                                                                     --------------------------------------------------
                                                                         December 27,                  December 28,
                                                                             1997                          1996
                                                                          (in thousands except per share amounts)
                                                                     --------------------------------------------------
                         Numerator
Income (loss) from continuing operations                                     $   878                        ($  359)
Income from discontinued operations, net of income taxes                          81                            394
                                                                             -------                        -------
Net income available to common stockholders                                  $   959                        $    35
                                                                             =======                        =======

                         Denominator
Denominator for basic  earnings  per share --
   Weighted  average  shares,  net of
   unvested contingently issuable shares (FY 1998 -- 268 shares;
   FY 1997 -- 225 shares)                                                      6,923                          6,760
Weighted average contingently issuable shares granted                             29                           --
Effect of dilutive securities:
   Contingently issuable shares                                                    9                           --
   Employee stock options                                                        168                           --
                                                                             -------                        -------
Denominator for diluted earnings per share                                     7,129                          6,760
                                                                             =======                        =======

Basic earnings per share                                                     $  0.14                        $  0.01

Diluted earnings per share                                                   $  0.13                        $  0.01


Due to the loss from continuing operations, earnings per share in the first quarter of fiscal 1997 is based on the weighted average number of common shares only, as any assumption of conversion of equivalent shares would be anti-dilutive.

NOTE 5--CONTINGENCIES AND LITIGATION

The Company has pending various legal actions arising in the normal course of business. None of these legal actions is expected to have a material effect on the Company's operating results or financial condition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended September 27, 1997.

The following table sets forth, for the fiscal periods indicated, the percentage
of  net  sales   represented  by  certain  items  in  the  Company's   Condensed
Consolidated Statements of Operations.


                                                                                        Quarter Ended
                                                                       -----------------------------------------------
                                                                          December 27,               December 28,
                                                                              1997                       1996
---------------------------------------------------------------------- ------------------------  ---------------------
Net sales                                                                     100.0%                     100.0%
Cost of sales                                                                  65.9                       66.1
                                                                              -----                      -----
Gross profit                                                                   34.1                       33.9
Operating expenses
  Selling, general and administrative expenses                                 21.7                       31.1
  Research, development and related expenses                                    4.9                        3.9
                                                                              -----                      -----
Income (loss) from operations                                                   7.5                      (1.1)
Interest expense                                                                2.3                        2.1
Other income                                                                    0.3                        0.5
                                                                              -----                      -----
Income (loss) from continuing operations before income taxes                    5.5                      (2.7)
Provision (benefit) for income taxes (credit)                                   2.4                      (1.1)
                                                                              -----                      -----
Income (loss) from continuing operations                                        3.1                      (1.6)
Income from discontinued operations                                             0.3                        1.7
                                                                              -----                      -----
Net income                                                                      3.4%                       0.1%
                                                                              =====                      =====


Quarters ended December 27, 1997 and December 28, 1996

Net sales for the first quarter of fiscal 1998, ended December 27, 1997, increased $5.4 million to $28.3 million or 23.4% from $22.9 million during the same period in fiscal 1997.

Sales volume increased primarily in commercial sales to the industrial and automotive markets. The increase was due to sales of emerging automotive products and increased sales of traditional products, including pressure sensors, motors and actuators. The sales increase was offset, in part, by declines in sales related to government contracts resulting from the delayed delivery of customer-supplied components for space satellite programs.

Cost of sales as a percentage of net sales in the first quarter of fiscal 1998 decreased slightly to 65.9% from 66.1% in the comparable period of fiscal 1997, due to several factors. Cost of sales as a percentage of sales improved in all product areas except for the unfavorable impact of reworking or replacing materials on some products, primarily automotive steering sensors.

Selling, general and administrative expenses as a percentage of net sales decreased in the first quarter of fiscal 1998 versus the comparable period of fiscal 1997, due primarily to the costs in fiscal 1997 associated with the resolution of a matter which had been subject to arbitration. This was partially offset by increased spending in operating units to support higher sales volumes.

Research, development and related expenses as a percentage of net sales for the first quarter of fiscal 1998 increased 1.0% from the comparable period of fiscal 1997 due to increased spending on new products and processes related primarily to microelectromechanical structures for pressure and automotive applications.

Liquidity and Capital Resources

During the first quarter of fiscal 1998, total cash provided by operations was $1.7 million, primarily from the net income of $1.0 million and the positive impact of non-cash charges to income from depreciation of $1.1 million and amortization of $0.4 million. Cash generated from operating activities included receivables collections of $2.2 million resulting from a decrease in receivable balances during the quarter. Cash used for operating activities included an increase in inventory on hand of $1.4 million and decreases in accrued expenses and trade payables of $1.3 million.

Cash used in investing activities consisted primarily of equipment purchases of $1.0 million.

Cash flows from financing activities consisted primarily of $5.6 million in scheduled payments made on long-term debt. The debt was retired using $4.0 million from the Company's bank line of credit and $1.6 million from operations. Proceeds from the sale of equipment in a sale-leaseback transaction provided $1.1 million. Dividend payments were $0.1 million.

The Company had no material capital commitments at December 27, 1997.

Year 2000 Compliance; Modification of Management Information Systems

The Company is evaluating the potential  impact of what is commonly  referred to as the "Year 2000" issue, concerning the inability of certain information systems to properly recognize and process dates containing the Year 2000 and beyond. If not corrected, these systems could fail or create erroneous results. The Company's management information systems primarily use software products purchased from commercial sources without significant modification or customization. Updates to these products are routinely installed by the Company to upgrade the systems and correct known faults in the software. All major systems have been reviewed for Year 2000 issues and where necessary, upgraded software has been identified and implemenation schedules are in process. There have been no significant incremental costs identified with updates that specifically address Year 2000 compliance. Notwithstanding the Year 2000 compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

Based on the financial condition of the Company at December 27, 1997, management believes that the existing cash balances, cash generated from operations, and available lines of credit will be sufficient to meet the Company's planned needs for the foreseeable future. If the Company requires additional capital, it anticipates that such capital will be provided by bank or other borrowings, although there can be no assurances that funds will be available on terms as favorable as those applicable to the Company's currently outstanding debt.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES


PART II.                OTHER INFORMATION

Item 6.                  Exhibits and Reports on Form 8-K

                         (a)        Exhibits


                                    27.1     Financial Data Schedule

                         (b)        Reports on Form 8-K

                                    No reports on Form 8-K were filed by the Company during the quarter ended December 27, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 1998.





                                 BEI Technologies, Inc.


                                 By:       /s/ Robert R. Corr
                                      -----------------------------------------
                                          Robert R. Corr
                                          Secretary, Treasurer and Controller
                                          (Chief Accounting Officer)