Form 10-Q
period 1998-04-04
BEI TECHNOLOGIES INC
filed 1998-05-19
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 4, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.


                         Commission file number 0-22799

                      B E I  T E C H N O L O G I E S, I N C.
             (Exact name of Registrant as specified in its charter)


         Delaware                                         94-3274498
  ------------------------                  ------------------------------------
  (State of incorporation)                  (I.R.S. Employer Identification No.)


                           One Post Street, Suite 2500
                         San Francisco, California 94104
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (415) 956-4477
                         -------------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock: $.001 Par Value, 7,290,236 shares as of May 8, 1998

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX


PART 1.  FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets--April 4, 1998
           and September 27, 1997                                           3

           Condensed Consolidated Statements of Operations--Quarter
           and Six Months ended April 4, 1998 and March 29, 1997            4

           Condensed Consolidated Statements of Cash Flows-Six
           Months ended April 4, 1998 and March 29, 1997                    5

           Notes to Condensed Consolidated Financial Statements--
           April 4, 1998                                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders                 12

Item 6.  Exhibits and Reports on Form 8-K                                  12

           (a)      Exhibits

                     27.1     Financial Data Schedule


           (b)      Reports on Form 8-K



         SIGNATURES                                                        13

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                      April 4,      September 27,
                                                                                                       1998              1997
                                                                                                    (Unaudited)     (See note below)
                                                                                                         (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                                              $ 4,115           $ 5,034
Trade receivables, net                                                                                  16,880            17,241
Inventories, net -- Note 2                                                                              28,074            22,656
Other current assets                                                                                     6,542             5,618
Current assets of discontinued operations -- Note 3                                                      1,015             1,418
                                                                                                       -------           -------
      Total current assets                                                                              56,626            51,967

Property, plant and equipment, net                                                                      26,572            25,361
Acquired technology                                                                                      5,497             5,977
Goodwill                                                                                                   628               654
Other assets, net                                                                                        4,017             3,825
Non-current assets of discontinued operations -- Note 3                                                  1,518             1,625
                                                                                                       -------           -------
                                                                                                       $94,858           $89,409
                                                                                                       =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                                                                 $ 7,705           $ 6,317
Accrued expenses and other liabilities                                                                   8,413            10,497
Current portion of long-term debt                                                                        5,628             5,628
Current liabilities of discontinued operations -- Note 3                                                 2,160             2,558
                                                                                                       -------           -------
      Total current liabilities                                                                         23,906            25,000

Long-term debt, less current portion                                                                    31,895            27,508
Other liabilities                                                                                          330               284
Stockholders' equity                                                                                    38,727            36,617
                                                                                                       -------           -------
                                                                                                       $94,858           $89,409
                                                                                                       =======           =======

See notes to condensed consolidated financial statements

Note: The balance sheet at September 27, 1997 has been derived from the audited consolidated balance sheet at that date.

                                                                                                                        Page 3 of 13

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                         Quarter Ended            Six Months Ended
                                                                                      --------------------      --------------------
                                                                                     April 4,     March 29,    April 4,    March 29,
                                                                                       1998         1997         1998         1997
                                                                                    (dollars in thousands except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                             $30,848      $24,710      $59,104      $47,613
Cost of sales                                                                          20,930       15,900       39,564       31,036
                                                                                      -------      -------      -------      -------
                                                                                        9,918        8,810       19,540       16,577

Selling, general and administrative expenses                                            6,262        5,915       12,380       13,029
Research, development and related expenses                                              1,796        1,070        3,192        1,965
                                                                                      -------      -------      -------      -------

Income from operations                                                                  1,860        1,825        3,968        1,583

Interest expense                                                                          706          475        1,347          951
Other income                                                                              167           77          249          188
                                                                                      -------      -------      -------      -------

Income from continuing operations before
   income taxes                                                                         1,321        1,427        2,870          820
Provision for income taxes                                                                542          470        1,214          222
                                                                                      -------      -------      -------      -------

Income from continuing operations                                                         779          957        1,656          598
Income from discontinued operations, net of income taxes                                   10          495           92          889
                                                                                      -------      -------      -------      -------
Net income                                                                            $   789      $ 1,452      $ 1,748      $ 1,487
                                                                                      =======      =======      =======      =======

                                                 Earnings per Common Share -- Note 4

     Basic Earnings per Common Share
Income from continuing operations, net of
    income taxes                                                                      $  0.11      $  0.14      $  0.24      $  0.09
Income from discontinued operations, net of income taxes                                 --           0.07         0.01         0.13
                                                                                      -------      -------      -------      -------
Net income per common share                                                           $  0.11      $  0.21      $  0.25      $  0.22
                                                                                      =======      =======      =======      =======

     Diluted Earnings per Common and Common Equivalent Share
Income from continuing operations, net of income taxes                                $  0.11      $  0.13      $  0.23      $  0.08
Income from discontinued operations, net of income taxes                                 --           0.07         0.01         0.13
                                                                                      -------      -------      -------      -------
Net income per common and common
    equivalent share                                                                  $  0.11      $  0.20      $  0.24      $  0.21
                                                                                      =======      =======      =======      =======
Dividends per common share                                                            $  0.02         --        $  0.04         --
                                                                                      =======      =======      =======      =======

See notes to condensed consolidated financial statements.

                                                                                                                        Page 4 of 13

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                              Six Months Ended
                                                                                                           ------------------------
                                                                                                          April 4          March 29,
                                                                                                            1998             1997
                                                                                                            (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                                      $ (2,126)       $ (1,358)

    Cash flows from investing activities:
         Purchases of property, plant and equipment                                                          (4,432)         (2,786)
                                                                                                           --------        --------

Net cash used in investing activities                                                                        (4,432)         (2,786)

    Cash flows from financing activities:
         Proceeds from issuance of long-term debt                                                            10,000            --
         Payments on long-term debt                                                                          (5,611)            (12)
         Proceeds from sale of equipment in sale - leaseback transaction                                      1,076            --
         Proceeds from issuance of common stock                                                                 462            --
         Increase in payable to BEI Electronics, Inc.                                                          --             1,006
         Payment of cash dividends                                                                             (288)           --
                                                                                                           --------        --------

Net cash provided by financing activities                                                                     5,639             994
                                                                                                           --------        --------

Net decrease in cash and cash equivalents                                                                      (919)         (3,150)

Cash and cash equivalents at beginning of period                                                              5,034           8,201
                                                                                                           --------        --------

Cash and cash equivalents at end of period                                                                 $  4,115        $  5,051
                                                                                                           ========        ========


Supplemental schedule of non-cash investing and financing activities:

Decrease in long-term debt of BEI Electronics, Inc. assumed by BEI Technologies, Inc.                      $   --          $ (5,600)
                                                                                                           ========        ========

See notes to condensed consolidated financial statements.

                                                                                                                        Page 5 of 13

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 4, 1998

NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed financial statements of BEI Technologies, Inc. ("Technologies" or the "Company") present the condensed financial position and results of operations of BEI Sensors & Systems Company, Inc. ("Sensors & Systems") and Defense Systems Company, Inc. ("Defense Systems") former subsidiaries of BEI Electronics, Inc. ("Electronics") and predecessor entities to the Company, on a consolidated basis for all dates and periods prior to the distribution event described below. All intercompany accounts and transactions have been eliminated. The financial position and results of operations of the Sensors & Systems business segment are presented as continuing operations and those of the Defense Systems business segment are presented as discontinued operations.

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

Technologies was incorporated on June 30, 1997 in the State of Delaware, as a wholly owned subsidiary of Electronics. On September 27, 1997, Electronics distributed to holders of Electronics common stock one share of common stock of the Company for each share of Electronics common stock held on September 24, 1997 (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its Sensors & Systems and Defense Systems business segments.

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

NOTE 2 -- INVENTORIES


                                                       April 4,    September 27,
                                                         1998         1997
                                                       (dollars in thousands)
                                                       ---------------------

Finished products                                      $ 1,300       $   557
Work in process                                         11,151         7,412
Materials                                               15,619        12,302
Costs incurred under long-term contracts,
   including U.S. Government contracts                       4         2,385
                                                       -------       -------
Net inventories                                        $28,074       $22,656
                                                       =======       =======


NOTE 3 -- DISCONTINUED OPERATIONS

         On  June  30,  1997,  the  Board  of  Directors  of  Electronics,   the
predecessor of Technologies, announced a formal plan to discontinue the operations of the Defense Systems segment. Accordingly, the results of operations of the segment have been presented as discontinued operations for all periods presented and the assets and liabilities of the segment have been segregated in the consolidated balance sheets. The remaining assets are stated at cost, which management believes approximates net realizable value, and management does not expect any material loss from the on-going operations or abandonment of the Defense Systems segment. Previously, in September 1995, Electronics had reached a decision to exit the HYDRA 70 rocket manufacturing line of business which made up a substantial portion of the Defense Systems segment. Additional products for the segment included weapons management systems and sales under a cost-plus-fee advanced rocket development contract.

         As a result of the decision to exit the rocket line of business, the Company has incurred costs relating to employee severance and the closure and withdrawal from the leased facility in Camden, Arkansas and similar costs related to its owned facility in Euless, Texas. At September 27, 1997, substantially all inventory and equipment assets for the rocket business had been written off or disposed of. The balance in the reserve at the end of the second quarter of fiscal year 1998 was not significant. The remaining assets of Defense Systems are classified as assets of discontinued operations on the balance sheet. Management expects to complete the disposition of these assets during fiscal 1998.

NOTE 4 -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                                                  Quarter Ended                 Six Months Ended
                                                                              ----------------------          ----------------------
                                                                             April 4,        March 29,       April 4,      March 29,
                                                                               1998            1997            1998            1997
                                                                              ----------------------          ----------------------
                                                                                    (in thousands except per share amounts)
                    Numerator
Income (loss) from continuing operations, net of
   income taxes                                                               $  779          $  957          $1,656          $  598
                                                                              ======          ======          ======          ======

                   Denominator
Denominator for basic earnings per share --
   Weighted average shares, net of nonvested
    shares (FY 1998 -- 256 shares; FY 1997 -
    206 shares)                                                                6,984           6,844           6,967           6,842
Effect of dilutive securities:
   Nonvested shares                                                              118              81              67              49
   Employee stock options                                                        182             170             175             171
                                                                              ------          ------          ------          ------
   Denominator for diluted earnings per share                                  7,284           7,095           7,209           7,062
                                                                              ======          ======          ======          ======

Basic earnings per share from continuing
   operations                                                                 $ 0.11          $ 0.14          $ 0.24          $ 0.09
                                                                              ======          ======          ======          ======
Diluted earnings per share from continuing
   operations                                                                 $ 0.11          $ 0.13          $ 0.23          $ 0.08
                                                                              ======          ======          ======          ======


NOTE 5 -- CONTINGENCIES AND LITIGATION

Claim Against U.S. Government

In 1996, Defense Systems filed a substantial claim against the U.S. Government in connection with the parties' HYDRA 70 rocket contract. The discovery phase of the litigation is currently in process. Depositions are scheduled for the third quarter of fiscal 1998 for the trial beginning in the latter part of the fiscal year.

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

                                                                                    Quarter Ended                 Six Months Ended
                                                                               ----------------------          --------------------
                                                                               April 4,        March 29        April 4,    March 29,
                                                                                1998             1997           1998          1997
                                                                               ----------------------          --------------------
Net sales                                                                      100.0 %          100.0%         100.0 %        100.0%
Cost of sales                                                                   67.8             64.3           66.9           65.2
                                                                               -----            -----          -----           -----
Gross margin                                                                    32.2             35.7           33.1           34.8

Operating expenses
  Selling, general and administrative expenses                                  20.3             24.0           20.9           27.4
  Research, development and related expenses                                     5.8              4.3            5.4            4.1
                                                                               -----            -----          -----           -----
Income from operations                                                           6.1              7.4            6.8            3.3

Interest expense                                                                 2.3              1.9            2.3            2.0
Other income                                                                     0.5              0.3            0.4            0.4
                                                                               -----            -----          -----           -----
Income from continuing operations before
   income taxes                                                                  4.3              5.8            4.9            1.7
Provision for income taxes                                                       1.8              1.9            2.1            0.5
                                                                               -----            -----          -----           -----

Income from continuing operations                                                2.5              3.9            2.8            1.2
Income from discontinued operations, net of income taxes                         0.1              2.0            0.2            1.9
                                                                               -----            -----          -----           -----

Net income                                                                       2.6%             5.9%         3.0 %            3.1%
                                                                               =====            =====          =====           =====

Quarters ended April 4, 1998 and March 29, 1997

Net sales for the second quarter of fiscal 1998, ended April 4, 1998, increased $6.1 million or 24.8% to $30.8 million from $24.7 million during the same period in fiscal 1997.

Commercial sales increased 42.9% compared to the same quarter in the prior year but were partially offset by a decrease of 28.1% in sales related to government contracts. Sales of traditional commercial products, including encoders and other position sensors, motors, actuators and pressure sensors, increased.
Commercial sales of more recently introduced automotive products, primarily quartz yaw rate sensors used in automotive stability control systems, also increased. The decline in sales related to government contracts resulted from timing of shipments for defense and aerospace customers.

Cost of sales as a percentage of net sales in the second quarter of fiscal 1998 increased to 67.8% from 64.3% in the comparable period of fiscal 1997, due to several factors. Cost of sales as a percentage of sales improved in most product areas. However, even with improvement automotive gyrochip sensors have a higher than average cost of sales as a percentage of sales compared to traditional products. Other offsetting factors included the unfavorable impact of reworking or replacing materials on some products, primarily automotive steering sensors, and, most significantly, declines in average margins realized from some government contracts when compared to the same quarter of the prior year.

Actual selling, general and administrative expenses increased 5.9% from the same quarter of the prior year compared to the 24.8% increase in sales. This resulted in a decrease of 3.7 percentage points in selling, general and administrative expenses as a percentage of net sales in the second quarter of fiscal 1998 versus the comparable period of fiscal 1997.

Research, development and related expenses, as a percentage of net sales for the second quarter of fiscal 1998 increased 1.5 percentage points from the comparable period of fiscal 1997 due to increased spending on potential new products and processes related primarily to microelectromechanical structures for pressure and automotive applications.

Six Months ended April 4, 1998 and March 29, 1997

Net sales for the first six months of fiscal 1998 increased $11.5 million or 24.1% to $59.1 million from $47.6 million during the same period in fiscal 1997.

Commercial sales increased primarily in sales to the industrial and automotive markets. Sales of traditional commercial products, including encoders and other position sensors, motors, actuators and pressure sensors, increased. Commercial sales of more recently introduced automotive products, primarily quartz yaw rate sensors, also increased. The sales increase was offset, in part, by decreased sales related to government contract delays. Customer- supplied components for government satellite programs originally scheduled for delivery during the first quarter are now scheduled for delivery late in the third quarter. Other products under contracts with foreign governments scheduled for export during the period were delayed pending approval of an export license. The license was approved subsequent to the end of the quarter.

Cost of sales as a percentage of net sales in the first six months of fiscal 1998 increased to 66.9% from 65.2% in the comparable period of fiscal 1997 due to several factors. Cost of sales as a percentage of sales improved in most product areas. However, even with improvement, automotive gyrochip sensors have a higher than average cost of sales as a percentage of sales compared to traditional products. Other offsetting factors included the unfavorable impact of reworking or replacing materials on some products, primarily automotive steering sensors, and declines in average margins on some programs related to government contracts.

Actual selling, general and administrative expenses decreased 5.0% from the same period of the prior year as compared to the 24.1% increase in sales. This resulted in a decrease of 6.5 percentage points in selling, general and administrative expenses as a percentage of net sales in the first six months of fiscal 1998 versus the comparable period of fiscal 1997.

Research, development and related expenses as a percentage of net sales for the first six months of fiscal 1998 increased 1.3 percentage points from the comparable period of fiscal 1997 due to increased spending on potential new products and processes related primarily to microelectromechanical structures for pressure and automotive applications.

Liquidity and Capital Resources

During the first six months of fiscal 1998, total cash used by operations was $2.1 million, including an increase in inventory on hand of $5.4 million and decreases in accrued expenses, trade payables and other liabilities of $1.6 million. Partially offsetting these outflows was the net income of $1.7 million and the positive impact of non-cash charges to income from depreciation of $2.1 million and amortization of $0.9 million. Additional cash generated from receivable collections of $0.3 million during the period was offset by an increase in other current assets of the same amount.

Cash used in investing activities consisted primarily of equipment purchases of $4.4 million.

Cash flows from financing activities consisted primarily of $10.0 million in proceeds from borrowings and $0.5 million from common stock issuances. Proceeds from the sale of equipment in a sale-leaseback transaction provided $1.1 million. Offsetting these proceeds were $5.6 million in scheduled payments made on long-term debt and dividend payments of $0.3 million.

The Company did not have material capital commitments at April 4, 1998. However, the Company has committed to acquire approximately $2.6 million of equipment to support quartz yaw rate sensor production.

Based on the financial condition of the Company at April 4, 1998, management believes that the existing cash balances, cash generated from operations, and available lines of credit will be sufficient to meet the Company's planned needs for the foreseeable future. If the Company requires additional capital, it anticipates that such capital will be provided by bank or other borrowings, although there can be no assurances that funds will be available, or will be available on terms as favorable as those applicable to the Company's currently outstanding debt.

Year 2000 Compliance: Modification of Management Information Systems

The Company is evaluating the potential impact of what is commonly referred to as the "Year 2000" issue, concerning the possible inability of certain information systems to properly recognize and process dates containing the Year 2000 and beyond. If not corrected, these systems could fail or create erroneous results. The Company's management information systems primarily use software products purchased from commercial sources without significant modification or customization. Updates to these products are routinely installed by the Company to upgrade the systems and correct known faults in the software. All major systems have been reviewed for Year 2000 issues and where necessary, upgraded software has been identified and implementation schedules are in process. There have been no significant incremental costs identified with updates that specifically address only Year 2000 compliance. The Company is working with consultants to review and validate Year 2000 efforts which will add costs to the next several quarters. Notwithstanding the Year 2000 compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

          (a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on March 6, 1998. At the Meeting, Charles Crocker and George S. Brown were re-elected to the Company's Board of Directors for a three-year term expiring at the Company's 2001 Annual Meeting.

                  Shares voted:
                                     For                   Withheld
                                   --------------------------------
                  Crocker          6,738,482                8,636
                  Brown            6,736,382               10,736

          (b) In addition, the following directors continued in office as directors of the Company following the Meeting: C. Joseph Giroir, Jr., Asad M. Madni, and Gary D. Wrench (until the Company's 1999 Annual Meeting); Richard M. Brooks, William G. Howard, Jr., and Robert Mehrabian (until the Company's 2000 Annual Meeting).

                  The other matters presented at the Meeting and the voting of stockholders with respect thereto are as follows:

                  (i) The stockholders ratified the Board of Directors' selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending October 3, 1998.

                  Shares voted:
                                For              Against           Abstain
                              --------------------------------------------
                              6,738,482           1,886             27,814

Item 6.                  Exhibits and Reports on Form 8-K

          (a)     Exhibits


                  27.1    Financial Data Schedule

          (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended April 4, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 1998.


                                   BEI Technologies, Inc.


                                   By:       /s/ Robert R. Corr
                                             -----------------------------------
                                             Robert R. Corr
                                             Secretary, Treasurer and Controller
                                             (Chief Accounting Officer)