Form 10-Q
period 1998-07-04
BEI TECHNOLOGIES INC
filed 1998-08-18
CIK 1041866

==========================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 4, 1998 or

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

     Common Stock: $.001 Par Value, 7,366,856 shares as of July 4, 1998

                       BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART 1.             FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets--July 4, 1998
           and September 27, 1997

           Condensed Consolidated Statements of Operations--Quarter and Nine Months ended July 4, 1998 and June 28, 1997

           Condensed Consolidated Statements of Cash Flows-Nine
           Months ended July 4, 1998 and June 28, 1997

           Notes to Condensed Consolidated Financial Statements--
           July 4, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits

                     27.1     Financial Data Schedule
                     27.2     Financial Data Schedule


           (b)      Reports on Form 8-K



         SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        July 4,     September 27,
                                                        1998        1997
                                                        ----------- ------------
                                                        (Unaudited)  (See note
                                                                       below)
                                                         (dollars in thousands)
------------------------------------------------------- ----------- ------------
ASSETS

  Cash and cash equivalents.............................    $6,103       $5,034
  Trade receivables, net................................    17,702       17,241
  Inventories, net -- Note 2............................    28,507       22,656
  Other current assets..................................     6,663        5,618
  Current assets of discontinued operations -- Note 3...       584        1,418
                                                        ----------- ------------
      Total current assets..............................    59,559       51,967

Property, plant and equipment, net......................    26,948       25,361
Acquired technology.....................................     5,256        5,977
Goodwill................................................       614          654
Other assets, net.......................................     4,033        3,825
Non-current assets of discontinued operations -- Note 3.     1,566        1,625
                                                        ----------- ------------
                                                           $97,976      $89,409
                                                        =========== ============
LIABILITIES AND STOCKHOLDERS' EQUITY

  Trade accounts payable................................    $6,528       $6,317
  Accrued expenses and other liabilities................     7,679       10,497
  Current portion of long-term debt.....................     5,628        5,628
  Current liabilities of discontinued
    operations -- Note 3................................     3,039        2,558
                                                        ----------- ------------
      Total current liabilities.........................    22,874       25,000

Long-term debt, less current portion....................    34,886       27,508
Other liabilities.......................................       319          284
Stockholders' equity....................................    39,897       36,617
                                                        ----------- ------------
                                                           $97,976      $89,409
                                                        =========== ============

           See notes to condensed consolidated financial statements.
Note: The balance sheet at September 27, 1997 has been derived from the audited consolidated balance sheet at that date.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                         Quarter Ended       Nine Months Ended
                                    ---------------------- ----------------------
                                    July 4,     June 28,   July 4,     June 28,
                                    1998        1997       1998        1997
                                   (dollars in thousands except per share amounts)
----------------------------------------------  ---------- ----------  ----------
Net sales..........................   $29,897     $26,824    $89,001     $74,437
Cost of sales......................    20,494      17,347     60,058      48,383
                                    ----------  ---------- ----------  ----------
                                        9,403       9,477     28,943      26,054
                                    ----------  ---------- ----------  ----------

Selling, general and
   administrative expenses.........     6,016       5,985     18,396      19,014
Research, development and
   related expenses................     1,509       1,194      4,701       3,159
                                    ----------  ---------- ----------  ----------
Income from operations.............     1,878       2,298      5,846       3,881
Interest expense...................       755         441      2,102       1,392
Other income.......................        70          57        319         246
                                    ----------  ---------- ----------  ----------
Income from continuing
   operations before income taxes..     1,193       1,914      4,063       2,735
Provision for income taxes.........       489         718      1,702         941
                                    ----------  ---------- ----------  ----------
Income from continuing operations..       704       1,196      2,361       1,794
Income from discontinued
   operations, net of income taxes.        50         500        142       1,389
                                    ----------  ---------- ----------  ----------
Net income                               $754      $1,696     $2,503      $3,183
                                    ==========  ========== ==========  ==========

                         Earnings per Common Share -- Note 4
     Basic Earnings per Common Share
Income from continuing
   operations......................     $0.10       $0.18      $0.34       $0.26
Income from discontinued
   operations, net of income taxes.      0.01        0.07       0.02        0.20
                                    ----------  ---------- ----------  ----------
Net income per common share........     $0.11       $0.25      $0.36       $0.46
                                    ==========  ========== ==========  ==========

     Diluted Earnings per Common and Common Equivalent Share
Income from continuing
   operations......................     $0.10       $0.17      $0.33       $0.25
Income from discontinued
   operations, net of income taxes.       .01        0.07       0.02        0.20
                                    ----------  ---------- ----------  ----------
Net income per common and common
   equivalent share................     $0.11       $0.24      $0.35       $0.45
                                    ==========  ========== ==========  ==========
Dividends per common share.........     $0.02         --       $0.06          --
                                    ==========  ========== ==========  ==========

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    Nine Months Ended
                                                  ----------------------
                                                  July 4,     June 28,
                                                  1998        1997
                                                  (dollars in thousands)
------------------------------------------------- ----------  ----------
Net cash provided (used) by operating activities.   ($1,836)     $2,940
                                                  ----------  ----------

  Cash flows from investing activities:
    Purchases of property, plant and equipment...    (4,927)     (6,032)
    Other.....................                          (34)        698
                                                  ----------  ----------
Net cash used in investing activities............    (4,961)     (5,334)
                                                  ----------  ----------

  Cash flows from financing activities:
    Proceeds from issuance of long-term debt.....    13,000          --
    Payments on long-term debt...................    (5,620)        (19)
    Proceeds from issuance of common stock.......       919          --
    Decrease in payble to Electronics, Inc.......        --      (2,166)
    Payment of cash dividends....................      (433)         --
                                                  ----------  ----------
Net cash provided by (used in) financing
  activities.....................................     7,866      (2,185)
                                                  ----------  ----------
Net increase (decrease) in cash and cash
  equivalents....................................     1,069      (4,579)

Cash and cash equivalents at beginning of period.     5,034       8,201
                                                  ----------  ----------
Cash and cash equivalents at end of period.......    $6,103      $3,622
                                                  ==========  ==========
Supplemental schedule of non-cash investing
  and financing activities:
Decrease in long-term debt of BEI Electronics,
  Inc. assumed by BEI Technologies, Inc..........    $ --        (5,600)
                                                  ==========  ==========

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 4, 1998

NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed financial statements of BEI Technologies, Inc. ("Technologies" or the "Company") present the condensed financial position and results of operations of BEI Sensors & Systems Company, Inc. ("Sensors & Systems") and Defense Systems Company, Inc. ("Defense Systems"), former subsidiaries of BEI Electronics, Inc. ("Electronics") and predecessor entities to the Company, on a consolidated basis for all dates and periods prior to the distribution event described below. All intercompany accounts and transactions have been eliminated. The financial position and results of operations of the Sensors & Systems business segment are presented as continuing operations and those of the Defense Systems business segment are presented as discontinued operations.

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

Technologies was incorporated on June 30, 1997 in the State of Delaware as a wholly owned subsidiary of Electronics. On September 27, 1997, Electronics distributed to holders of Electronics common stock one share of common stock of the Company for each share of Electronics common stock held on September 24, 1997 (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its Sensors & Systems and Defense Systems business segments.

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



NOTE 2 -- INVENTORIES

                                           July 4,       September 27,
                                           1998          1997
                                             (dollars in thousands)
                                           ------------  ------------
Finished products.........................      $1,579          $557
Work in process...........................       8,967         7,412
Materials.................................      17,955        12,302
Costs incurred under long-term contracts,
   including U.S. Government contracts....           6         2,385
                                           ------------  ------------
Net inventories...........................     $28,507       $22,656
                                           ============  ============

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

     As a result of the decision to exit the rocket line of business, the Company has incurred costs relating to employee severance and the closure and withdrawal from the leased facility in Camden, Arkansas and similar costs related to its owned facility in Euless, Texas. At September 27, 1997, substantially all inventory and equipment assets for the rocket business had been written off or disposed of. The balance in the reserve at the end of the third quarter of fiscal year 1998 was not significant. The remaining assets of Defense Systems are classified as assets of discontinued operations on the balance sheet. Management expects to complete the disposition of these assets during fiscal 1998.

NOTE 4 -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                         Quarter Ended       Nine Months Ended
                                    ---------------------- ----------------------
                                    July 4,     June 28,   July 4,     June 28,
                                    1998        1997       1998        1997
                                        (in thousands except per share amounts)
                                    ----------  ---------- ----------  ----------
                  Numerator
Income from continuing
   operations, net of income taxes.      $704      $1,196     $2,361      $1,794
                                    ==========  ========== ==========  ==========

                 Denominator
Denominator for basic earnings
per share --
    Weighted average shares, net
    of nonvested shares
    (Quarter and Nine Months ended
    July 4, 1998--247 and 268 shares,
    respectively; Quarter and Nine
    Months ended June 28, 1997 --
    207 and 221 shares, respectively)   7,069       6,810      6,978       6,826
Effect of dilutive securities:
   Nonvested shares................       144          72        110          85
   Employee stock options..........       136         130        162         158
                                    ----------  ---------- ----------  ----------
   Denominator for diluted
    earnings per share.............     7,349       7,012      7,250       7,069
                                    ==========  ========== ==========  ==========
Basic earnings per share from
    continuing operations..........     $0.10       $0.18      $0.34       $0.26
                                    ==========  ========== ==========  ==========
Diluted earnings per share from
    continuing operations..........     $0.10       $0.17      $0.33       $0.25
                                    ==========  ========== ==========  ==========

Note 5 -- CONTINGENCIES AND LITIGATION

Claim Against U.S. Government

In 1996, Defense Systems filed a substantial claim against the U.S. Government in connection with the parties' HYDRA 70 rocket contract. The discovery phase of the litigation is currently in process. Depositions will begin in the fourth quarter of fiscal 1998 for the trial scheduled to begin in the first quarter of fiscal year 1999.

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

                                         Quarter Ended       Nine Months Ended
                                    ---------------------- ----------------------
                                    July 4,     June 28,   July 4,     June 28,
                                    1998        1997       1998        1997
                                    ----------  ---------- ----------  ----------
Net sales..........................     100.0%      100.0%     100.0%      100.0%
Cost of sales......................      68.5%       64.7%      67.5%       65.0%
                                    ----------  ---------- ----------  ----------
Gross margin.......................      31.5%       35.3%      32.5%       35.0%

Operating expenses:
Selling, general and
   administrative expenses.........      20.2%       22.3%      20.6%       25.5%
Research, development and
   related expenses................       5.0%        4.5%       5.3%        4.2%
                                    ----------  ---------- ----------  ----------
Income from operations.............       6.3%        8.5%       6.6%        5.3%
Interest expense...................       2.5%        1.6%       2.4%        1.9%
Other income.......................       0.2%        0.2%       0.4%        0.3%
                                    ----------  ---------- ----------  ----------
Income from continuing
   operations before income taxes..       4.0%        7.1%       4.6%        3.7%
Provision for income taxes.........       1.6%        2.7%       1.9%        1.3%
                                    ----------  ---------- ----------  ----------
Income  from continuing
   operations......................       2.4%        4.5%       2.7%        2.4%
Income from discontinued
   operations, net of income taxes.       0.1%        1.9%       0.1%        1.9%
                                    ----------  ---------- ----------  ----------
Net income                                2.5%        6.3%       2.8%        4.3%
                                    ==========  ========== ==========  ==========

Quarters ended July 4, 1998 and June 28, 1997

Net sales for the third quarter of fiscal 1998, ended July 4, 1998, increased $3.1 million or 11.5% to $29.9 million from $26.8 million during the same period in fiscal 1997.

Commercial sales increased 16% compared to the same quarter in the prior year but were partially offset by a decrease of approximately 5% in sales related to government contracts. Commercial sales of more recently introduced automotive products, primarily quartz yaw rate sensors used in automotive stability control systems, had the largest percentage increase in commercial sales. Sales of traditional commercial products, including encoders and other position sensors, motors, actuators and pressure sensors also increased. The General Motors strike had a slight negative impact on sales of steering and seat memory sensors in the third quarter and is expected to reduce fourth quarter 1998 volume of all products shipped to General Motors by approximately half. Sales to General Motors in prior quarters have represented less than 10% of the Company's total sales.

Cost of sales as a percentage of net sales in the third quarter of fiscal 1998 increased to 68.5% from 64.7% as a percentage of sales in the comparable period of fiscal 1997, due primarily to high manufacturing costs associated with a low production yield on a fixed-price contract for inertial sensor assemblies for missile systems. Also unfavorably impacting cost of sales were increased labor and material costs associated with the ramp-up in production of automotive GyroChip sensors.
Automotive GyroChip sensors currently have a higher-than-average cost of sales as a percentage of sales compared to the Company's traditional products because of higher training costs, excessive scrap and labor inefficiencies associated with the rapid ramp up of production for these products. These higher-than-average costs are expected to continue during the intensive learning phase of the production ramp up. The Company expects that average gross margins as a percentage of net sales will decline as automotive sensors become a larger portion of the Company's product mix.

Actual selling, general and administrative expenses were unchanged from the same period of the prior year as compared to the 11.5% increase in sales. This resulted in a decrease of 2.1 percentage points in selling, general and administrative expenses as a percentage of net sales in the third quarter of fiscal 1998 versus the comparable period of fiscal 1997.

Research, development and related expenses, as a percentage of net sales for the third quarter of fiscal 1998 increased 0.5 percentage points from the comparable period of fiscal 1997 due to increased spending to develop potential new products and processes related primarily to microelectromechanical structures for pressure and automotive applications.

Nine Months ended July 4, 1998 and June 28, 1997

Net sales for the first nine months of fiscal 1998 increased $14.6 million or 19.6% to $89.0 million from $74.4 million during the same period in fiscal 1997.

Sales increased primarily in commercial products sold to the industrial and automotive markets. Commercial sales of more recently introduced automotive products, primarily quartz yaw rate sensors, had the largest percentage increase in commercial sales. Sales of traditional commercial products, including encoders and other position sensors, motors, actuators and pressure sensors, also increased. The sales increase was offset, in part, by a decrease in government sales.

Cost of sales as a percentage of net sales in the first nine months of fiscal 1998 increased to 67.5% from 65.0% in the comparable period of fiscal 1997 due to several factors, including the unfavorable impact of the ramp up in production of the automotive GyroChip sensor. Automotive GyroChip sensors currently have a higher-than-average cost of sales as a percentage of sales compared to traditional products because of higher training costs, excessive scrap and labor inefficiencies associated with the rapid ramp up of production for these products. These higher-than-average costs are expected to continue during the intensive learning phase of the production ramp up. The Company expects that average gross margins as a percentage of net sales will decline as automotive sensors become a larger portion of the Company's product mix.

Actual selling, general and administrative expenses decreased $0.6 million or 3.3% from the same period of the prior year as compared to the 19.6% increase in sales. This resulted in a decrease of 4.9 percentage points in selling, general and administrative expenses as a percentage of net sales in the first nine months of fiscal 1998 versus the comparable period of fiscal 1997. The decrease in expenses in fiscal 1998 was primarily due to non-recurring charges of approximately $1.6 million incurred in the first quarter of fiscal 1997 which were associated with the resolution of an arbitration.

Research, development and related expenses as a percentage of net sales for the first nine months of fiscal 1998 increased 1.1 percentage points from the comparable period of fiscal 1997 due to increased spending on potential new products and processes related primarily to microelectromechanical structures for pressure and automotive applications.

Liquidity and Capital Resources

During the first nine months of fiscal 1998, total cash used by operations was $1.8 million, including an increase in inventory on hand of $5.9 million, decreases in accrued expenses, trade payables and other liabilities of $3.7 million, and an increase in receivables of $0.5 million. Partially offsetting these outflows were the cash effect of net income of $2.5 million, the positive impact of non-cash charges to income from depreciation of $3.3 million and amortization of $1.3 million, and positive cash flows from discontinued operations of $1.4 million.

Cash used in investing activities consisted primarily of equipment purchases of $4.9 million.

Cash flows from financing activities consisted primarily of $13.0 million in proceeds from borrowings and $0.9 million from common stock issuances. Offsetting these proceeds were $5.6 million in scheduled payments made on long-term debt and dividend payments of $0.4 million.

The Company did not have material capital commitments at July 4, 1998. However, the Company has committed to acquire approximately $2.8 million of equipment to support increased quartz yaw rate sensor production.

Based on the financial condition of the Company at July 4, 1998, management believes that the existing cash balances, cash generated from operations, and available lines of credit will be sufficient to meet the Company's planned needs for the foreseeable future. If the Company requires additional capital, it anticipates that such capital will be provided by bank or other borrowings, although there can be no assurances that funds will be available, or will be available on terms as favorable as those applicable to the Company's currently outstanding debt.

Year 2000 Compliance: Modification of Management Information Systems

The Company is evaluating the potential impact of what is commonly referred to as the "Year 2000" issue, concerning the possible inability of certain information systems to properly recognize and process dates containing the Year 2000 and beyond. If not corrected, these systems could fail or create erroneous results. The Company's management information systems primarily use software products purchased from commercial sources without significant modification or customization. Updates to these products are routinely installed by the Company to upgrade the systems and correct known faults in the software. All major systems have been reviewed for Year 2000 issues and where necessary, upgraded software has been identified and implementation schedules are in process. There have been no significant incremental costs identified with updates that specifically address only Year 2000 compliance. The Company is working with consultants to review and validate Year 2000 efforts which will add some costs to the next several quarters. Notwithstanding the Year 2000 compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 5.   Other Information

          Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between a date which is no later than the close of business of the sixtieth day nor earlier than the close of business on the ninetieth day prior to the first anniversary of the preceding year's annual meeting (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).



Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits


                   27.1 Financial Data Schedule
                   27.2 Financial Data Schedule

          (b)      Reports on Form 8-K


                   No reports on Form 8-K were filed by the Company during the quarter ended July 4, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 17, 1998.




                                   BEI Technologies, Inc.


                                   By:   /s/ Robert R. Corr
                                   ----------------------------------------
                                        Robert R. Corr
                                        Secretary, Treasurer and Controller
                                        (Chief Accounting Officer)