Form 10-K
period 1998-10-03
BEI TECHNOLOGIES INC
filed 1998-12-29
CIK 1041866

==========================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 3, 1998 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]




The   approximate   aggregate   market   value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of November 27, 1998 was $72,983,150(A). As of November 27, 1998, 7,396,556 shares of Registrant's Common Stock were outstanding.

(A) Based upon the closing sale price of the Common Stock on November 27, 1998 as reported on the NASDAQ National Market System. Excludes 1,557,904 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on November 27, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's  Proxy  Statement  with  respect  to its  1999  Annual  Meeting  of
Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10., 11., 12. and 13. of this report.

                                   TABLE OF CONTENTS


PART I

    Item 1.      Business..............................................

    Item 2.      Properties...........................................

    Item 3.      Legal Proceedings....................................

    Item 4.      Submission of Matters to a Vote of Security Holders..

PART II

    Item 5.      Market for Registrant's Common Equity and
                 Related Stockholder Matters..........................

    Item 6.      Selected Financial Data..............................

    Item 7.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations........

    Item 8.      Financial Statements and Supplementary Data..........

    Item 9.      Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure...............

PART III

    Item 10.     Directors and Executive Officers
                 of the Registrant....................................

    Item 11.     Executive Compensation...............................

    Item 12.     Security Ownership of Certain Beneficial
                 Owners and Management................................

    Item 13.     Certain Relationships and Related Transactions.......

PART IV

    Item 14.     Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K..............................

Signatures       .....................................................

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

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company and their ages as of December 1, 1998 are as follows:

               Name                  Age                Position
----------------------------------- ------ ----------------------------------
   Charles Crocker.................    59  President, Chief Executive Officer
                                           and Chairman of the Board of
                                           Directors
   Gary D. Wrench..................    65  Senior Vice President, Chief
                                           Financial Officer and Director
   Dr. Asad Madni..................    51  Vice President and Director
   Richard M. Brooks(1)(2).........    70  Director
   George S. Brown(2)..............    77  Director
   C. Joseph Giroir, Jr.(1)(2).....    59  Director
   Dr. William G. Howard, Jr.(1)...    57  Director
   Dr. Robert Mehrabian(1).........    57  Director
   Dr. Lawrence A. Wan.............    60  Vice  President, Chief Technical
                                           Officer
   Robert R. Corr..................    52  Secretary, Treasurer & Controller

---------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee



Directors

Mr. Crocker began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a founder of Electronics and has served as Chairman of the Board of Directors of Electronics since October 1974 and Chairman of the Board of Directors of Technologies since October 1997.
Mr. Crocker assumed the positions of President and Chief Executive Officer of Technologies, effective October 1, 1997, after resigning as President and CEO of Electronics as a result of the Distribution. Mr. Crocker served as President of Crocker Capital Corporation, a Small Business Investment Company, from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of Fiduciary Trust Company International, Pope & Talbot, Inc. and KeraVision. Mr. Crocker holds a B.S. from Stanford University and a M.B.A. from the University of California, Berkeley.

Mr. Wrench began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was Senior Vice President and Chief Financial Officer of Electronics from July 1993 until his resignation as a result of the Distribution. He currently holds these same positions with Technologies. He served as a Director of Electronics since February 1986, and continues to serve as a director of both Electronics (now named BEI Medical Systems Company, Inc.) and Technologies. From April 1985 to July 1993, he served as Vice President of Electronics and President and Chief Executive Officer of BEI Motion Systems Company, Inc., then a wholly owned subsidiary of Electronics that is now a part of Sensors & Systems. Other experience includes twenty years with Hughes Aircraft Company. Mr. Wrench holds a B.A. from Pomona College and a M.B.A. from the University of California, Los Angeles.

Dr. Madni began serving as a Director and as a Vice President of the Company in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. Dr. Madni was appointed President of Sensors & Systems in October 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors and Controls Group, of which Dr. Madni had been President since October 1992. Prior to joining BEI in 1992, he served for 17 years in various executive and technical management positions with Systron Donner Corporation, a manufacturer of avionics and aerospace sensors and subsystems. He was most recently Chairman, President and CEO of Systron Donner Corporation, a subsidiary of Thorn/EMI. Dr. Madni's degrees include a Bachelor of Science and Master of Science in Engineering from the University of California, Los Angeles and a Ph.D. in Engineering from California Coast University. He is also a graduate of the Program for Senior Executives from the Massachusetts Institute of Technology, Sloan School of Management. He is a fellow of the Institute of Electrical and Electronics Engineers.

Mr. Brooks is currently an independent financial consultant. He began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. From 1987 until his resignation as a result of the Distribution, he served as a director of Electronics. From 1987 to 1990 he served as President of SFA Management Corporation, the managing general partner of St. Francis Associates, an investment partnership. He currently serves as a director of Longs Drug Store Corporation, Granite Construction, Incorporated and the Western Farm Credit Bank, a private company. Mr. Brooks holds a B.S. from Yale University and a M.B.A. from the University of California, Berkeley.

Mr. Brown began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He served as a director of Electronics from October 1974 until his resignation as a result of the Distribution. Mr. Brown served as President and Chief Executive Officer of Electronics from October 1974 until July 1990. Mr. Brown served from 1971 until 1974 as Executive Vice President and General Manager of Baldwin Electronics, Inc., a subsidiary of D.H. Baldwin Company and the predecessor of Electronics. Mr. Brown holds a B.S.E.E. from the University of Oklahoma.

Mr. Giroir began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a director of Electronics from 1978 until his resignation as a result of the Distribution. He served as Secretary of Electronics from 1974 to early 1995. He is currently of counsel of the law firm of Giroir, Gregory, Holmes & Hoover, PLC. Mr. Giroir is also President of Arkansas International Development Corporation II, LLC. Mr. Giroir holds a B.A. and an L.L.B. from the University of Arkansas and an L.L.M. from Georgetown University.

Dr. Howard began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a director of Electronics from December 1992 until his resignation as a result of the Distribution. He is currently an independent consulting engineer in microelectronics and technology-based business planning. From 1987 to 1990, Dr. Howard served as Senior Fellow of the National Academy of Engineering and, prior to that time, held various technical and management positions with Motorola, Inc., most recently as Senior Vice President and Director of Research and Development. He currently serves as Chairman of RAMTRON International Corp. and as a director of Credence Systems, Inc., VLSI Technologies, Inc., and Xilinx, Inc. Dr. Howard holds a B.E.E. and a M.S. from Cornell University and a Ph.D. in electrical engineering and computer sciences from the University of California, Berkeley.

Dr. Mehrabian began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a director of Electronics from June 1997 until his resignation as a result of the Distribution. He is Executive Vice President and Executive in charge of the Aeronautics, Electronic and Industrial segments of Allegheny Teledyne, Inc. From 1990 through June 1997, he was president of Carnegie Mellon University. He is an internationally recognized materials scientist, with numerous awards including membership in the National Academy of Engineering. He serves on the boards of directors of Allegheny Teledyne, Inc., Mellon Bank Corporation, Mellon Bank, N.A., and PPG Industries. Dr. Mehrabian holds B.S. and Sc.D. degrees from Massachusetts Institute of Technology (MIT).


Staggered Board of Directors

The Company has a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class II directors to expire at the 1999 annual meeting of stockholders, and the term of office of the Class III directors to expire at the 2000 annual meeting of stockholders and the term of office of the Class I directors to expire at the 2001 annual meeting of stockholders. Class II consists of Mr. Giroir, Dr. Madni and Mr. Wrench; Class III consists of Mr. Brooks, Dr. Howard and Dr. Mehrabian and Class I consists of Mr. Brown and Mr. Crocker. Directors elected to succeed those directors whose terms expire will be elected to a three year term of office. All directors hold office until the next annual meeting of stockholders at which their terms expire and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships between any of the officers and directors.

Executive Officers

In addition to Messrs. Crocker and Wrench and Dr. Madni, whose positions with Technologies, experience and educational background are described under Directors above, the following persons are also
Executive Officers of Technologies:

Dr. Wan is Vice President of Engineering for Sensors & Systems and is President of Sensors & Systems subsidiary, SiTek Inc. Dr. Wan served as Vice President, Corporate Technology for Electronics from April 1991 until the Distribution in September 1997. Dr. Wan resigned from his current position with Electronics immediately prior to the Distribution and is now Vice President, and Chief Technical Officer for Technologies and a director of Electronics (now named BEI Medical Systems Company, Inc.). From 1984 until 1990, Dr. Wan served as Vice President, Engineering for Systron Donner Corporation. Between 1979 and 1984, he held various technical and general management positions with Systron Donner Corporation. From 1968 to 1979, he served as Chief Executive Officer for Sycom, Inc. a commercial electronics company which he founded. From 1964 to 1968, he worked for Hughes Aircraft Company, where he headed the Radar Systems Section of the Hughes Ground Systems Group. In 1962, Dr. Wan and two other professors established an Engineering School at University of California, Santa Barbara, where he also taught Engineering. Dr. Wan holds B.S., M.S. and Ph.D. degrees in Engineering and Applied Sciences from Yale University.

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

ITEM 2.           PROPERTIES

The Company's principal executive offices are located in leased office space in San Francisco, California, under a lease which expires in 1998. The Company owns or operates ten other facilities that relate to the business and maintains office space in various locations throughout the United States for sales and technical support. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. In addition to its executive offices, the Company's principal facilities are as follows:


Location                     Description of Facility
---------------------------  ----------------------------------------------
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

Tustin, California           Leased 80,000 square foot manufacturing,
                             engineering and administrative facility.

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

Hayward, California          Leased 2,330 square foot engineering facility.
                             engineering and administrative facilities.

Euless, Texas                Owned 72,000 square foot manufacturing,
                             engineering and administrative facility and subleased 2,000 square foot warehouse, used primarily for record storage.

Strasbourg, France           Leased and subleased 20,000 square foot
                             manufacturing, engineering and administrative facility.

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

The Company's common stock commenced regular way trading on the NASDAQ National Market System under the symbol "BEIQ" on October 8, 1997. Set forth below are the high and low closing sale prices on the National Market System for the periods indicated. Such quotations do not reflect retail mark-ups, markdowns or commissions.

1998 Fiscal year                                                  Cash Dividend
(ended 10/03/98)                    High               Low            Declared
--------------------------------------------------------------------------------
Fourth Quarter                    $14.88              $6.00            $0.02
Third Quarter                     $19.63             $14.25            $0.02
Second Quarter                    $18.31             $11.88            $0.02
First Quarter                     $13.75             $11.63            $0.02


As of November 27, 1998, there were approximately 1,200 holders of record of the Company's common stock. The Board of Directors has declared and the Company has paid three cash dividends of $0.02 per share of common stock in fiscal 1998. The Board of directors has declared a dividend of $.02 per share of common stock payable to stockholders of record at December 4, 1998, on December 22, 1998. Payment of dividends is within the discretion of the Company's Board of Directors, will be subject to periodic review and will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company from time to time. There are no restrictions on the Company's ability to pay dividends provided the covenants set forth in its bank credit agreement and Senior Note Agreement are met (see "Management's Discussion and Analysis of Financial Condition and Results of Operations
- Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements). The covenants primarily concern certain operating ratios and minimum balances of tangible net worth.

ITEM 6.           SELECTED FINANCIAL DATA

The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements and their related Notes, and the other financial information included therein.

---------------------------------------------------------------------------------------------------------
                                                                 Year Ended
                                  -----------------------------------------------------------------------
                                   October 3,   September 27,  September 28,  September 30,   October 1,
                                      1998          1997           1996           1995           1994
--------------------------------  ------------  -------------  -------------  -------------  ------------
                                              (dollars in thousands except per share amounts)
Statement of Income Data:
Net sales.......................     $124,264       $101,539        $96,746        $90,475       $82,361
Net income(loss) from
    continuing operations.......        2,515          2,997          2,873           (964)          321
Dilute earnings(loss) from
    continuing operations.......         0.35           0.42           0.40          (0.14)         0.05
Weighted average shares used in
    computing diluted earnings
    per share...................        7,274          7,067          6,978          6,759         6,807

Balance Sheet Data:
Working capital.................      $36,124        $26,967        $27,775        $29,774       $39,179
Total assets....................      109,515         94,855         92,171         92,418        97,852
Long-term debt (excluding
    current portion)............       37,157         27,508         24,137         29,765        29,860
Stockholders' equity............       40,194         36,617         33,246         28,863        30,928
---------------------------------------------------------------------------------------------------------

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

                                                       Year Ended
                                         ---------------------------------------
                                          October 3,  September 27, September 28,
                                             1998         1997          1996
                                         ------------ ------------  ------------
Net sales...........................           100.0%       100.0%        100.0%
Cost of sales.......................            68.9%        64.3%         62.5%
                                         ------------ ------------  ------------
Gross profit........................            31.1%        35.7%         37.5%

Operating expenses:
  Selling, general and
    administrative expenses.........            20.5%        24.6%         27.0%
  Research, development and
    related expenses................             5.1%         4.8%          3.7%
                                         ------------ ------------  ------------
Income from operations..............             5.5%         6.3%          6.8%
Other income........................             0.4%         0.3%          0.2%
Interest expense....................            -2.4%        -1.9%         -2.4%
                                         ------------ ------------  ------------
Income (loss) before income taxes...             3.5%         4.7%          4.5%
Income taxes (benefit)..............             1.5%         1.9%          1.5%
                                         ------------ ------------  ------------
Income (loss) from continuing
  operations........................             2.0%         2.9%          3.0%
Income (loss) from discontinued
  operations, net of income
  taxes.............................             0.1%         1.6%          1.7%
                                         ------------ ------------  ------------
Net income (loss)...................             2.1%         4.5%          4.7%
                                         ============ ============  ============

Continuing Operations

Net Sales

In fiscal 1998, net sales from continuing operations increased 22.4% to $124.3 million from $101.5 million in fiscal 1997, reflecting increases in sales of automotive quartz rate sensors ("AQRS"), and traditional motion control products, primarily potentiometers and actuators.

In fiscal 1997, net sales from continuing operations increased 5.0% to $101.5 million from $96.7 million in fiscal 1996. This increase reflects the continued growth in sales to commercial customers, including those for industrial, automotive and medical markets offset by decreased sales for government programs.

The Company's sales to international customers were approximately
14.0%, 11.8%, and 11.3% of the Company's net sales from continuing operations for fiscal 1998, 1997 and 1996, respectively. A significant portion of shipments of automotive quartz rate sensors for Continental Teves, which began volume deliveries in the fourth quarter of fiscal 1998, are international shipments and are expected to have a significant impact on net sales in fiscal 1999.


Cost of Sales and Gross Profit

In fiscal 1998, cost of sales as a percentage of net sales increased
4.6 percentage points due primarily to start up costs associated with increased production needs for AQRS. Based upon projections of future demand for the AQRS product provided by customers, the Company incurred significant hiring, training, test production and qualification costs in the second half of fiscal 1998 associated with increasing the Company's AQRS manufacturing capacity in the fourth quarter of fiscal 1998. In addition, the shut down and start up of AQRS production caused by the General Motors strike and a resultant decrease in deliveries for six weeks of the fourth quarter 1998 had a negative impact on the quarter.

Fiscal 1997 cost of sales as a percentage of net sales increased 1.8% compared with fiscal 1996 due primarily to costs associated with the start up of production for new automotive sensors and cryocoolers, as well as unfavorable changes in product mix.

Downward pressure on gross profit margins continues for both commercial and government contracts. Management continues to implement measures intended to reduce costs and improve average margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales from continuing operations were 20.5%, 24.6%, and 27.0% in fiscal 1998, 1997 and 1996, respectively.

Fiscal 1998 selling, general and administrative expenses increased $0.5 million from $25.0 million in fiscal 1997 to $25.5 million in fiscal 1998 due primarily to spending to support all growing product areas, primarily AQRS and precision potentiometers.

Fiscal 1997 selling, general and administrative expenses decreased $1.2 million from $26.2 million in fiscal 1996 to $25.0 million due primarily to increased efforts to control corporate costs.

Research, Development and Related Expenses

The Company's internally funded research, development and related expenses as a percentage of net sales from continuing operations were 5.1%, 4.8% and 3.7% for fiscal 1998, 1997 and 1996, respectively.

Research and development expenses in fiscal 1998 increased 31.7% reflecting primarily additional funding for micro-electromechanical systems (MEMS) product development for a variety of markets.

Research and development expenses increased 34.9% in fiscal 1997 from fiscal 1996 reflecting the Company's continued emphasis on developing new products for commercial markets. Product programs included work on silicon MEMS, stabilized platforms, and sensors for stability control systems.

The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. Accordingly, the Company anticipates that expenses associated with such efforts will increase in absolute amount, but may fluctuate as a percentage of sales depending on the Company's success in acquiring customers or, in some cases, U.S. Government funding.

Interest Expense and Other Income

Interest expense was $2.9 million, $1.9 million and $2.4 million in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, interest expense primarily related to the Company's line of credit. In fiscal 1997 and 1996, interest expense primarily related to the Senior Note debt assumed by Technologies from Electronics in the Distribution.

Other income in fiscal 1998, 1997 and 1996 was comprised of royalty income and interest income earned on highly liquid investments. Other income as a percentage of sales was approximately 0.4% in fiscal 1998 and has remained flat since fiscal 1995.


Income Taxes

The Company's effective tax rate was 41.8%, 37.4% and 33.0% for fiscal 1998, 1997 and 1996, respectively. The effective tax rate primarily reflects the statutory federal tax rate and the weighted average tax rate of the states in which the Company conducts business. The fiscal 1998 rate increased from the fiscal 1997 tax rate primarily due to an increase in the Company's state taxes subsequent to its spin-off from Electronics.
 The fiscal 1996 tax rate reflects the realization of federal and state tax credits for research and development.

Deferred Income Taxes

At October 3, 1998, the Company had net current deferred income tax assets of $4.8 million and net non-current deferred income tax assets of $1.0 million. Realization of the net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of the underlying temporary differences.

Discontinued Operations

Income for Defense Systems was $0.1 million, $1.6 million and $1.7 million in fiscal 1998, 1997 and 1996, respectively. The fiscal 1998 income reflects the wind-down of rocket operations as a result of discontinuing these activities. The fiscal 1997 income reflects follow-on orders for electronics products to support customers' requirements. The fiscal 1996 income reflects the receipt of a $3.6 million pre-tax settlement for a prior year Hydra 70 rocket manufacturing contract (see
Note 2 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

In connection with the Distribution in fiscal 1997, the Company assumed existing indebtedness of Electronics consisting of $22.4 million of Senior Notes. In order to support its initial funding needs, Sensors & Systems borrowed $9.0 million from a bank on a short-term line of credit which it transferred to Electronics prior to the Distribution to repay a portion of amounts payable to Electronics. Subsequent to the Distribution, early in fiscal 1998, Technologies established a $25.0 million line of credit with the same bank under which it borrowed $13.0 million to repay the $9.0 million borrowed by Sensors & Systems and make a scheduled payment on the Senior Notes. Subsequent to fiscal 1998 year end, on December 16, 1998, the Company established a new $12.0 million, two-year line of credit with a bank and terminated the borrowings under the $25.0 million line referred to above (see Note 5 to the Consolidated Financial Statements).

During fiscal 1998, operations provided $3.1 million in cash, including cash provided by discontinued operations of $1.1 million. Net income of $2.7 million plus non-cash charges for depreciation and amortization of $4.5 million and $1.8 million, respectively, and net increases in accounts payable, accrued expenses and other liabilities of $3.3 million were partially offset by increases in trade receivables and deferred tax assets of $4.4 million and $1.2 million, respectively, and inventory purchases of $5.2 million.

Investing activities in fiscal 1998 consisted primarily of the purchase of $6.9 million in capital equipment to support new commercial product production, primarily production of automotive sensors. An additional $1.6 million in cash partially funded the acquisition of Ideacod, S.A., a French sensor manufacturer, which expands the Company's European presence.

Fiscal 1998 financing activities included proceeds of $22.0 million from long-term debt on the line of credit and proceeds of $0.8 million from common stock issuances. Offsetting these proceeds were repayments of $9.0 million on the short-term line of credit and $9.1 million of scheduled principal payments on long-term debt. Dividend payments used an additional $0.6 million of cash. Subsequent to fiscal year end 1998, on November 16, 1998, the Company issued new senior notes, paid off the pre-existing senior notes and paid down the outstanding borrowings on the Company's long-term line of credit as they matured (see Note 5 to the Consolidated Financial Statements).

The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund the Company's operations for at least the next twelve months.


Year 2000 Compliance: Modification of Management Information Systems

        The Company is evaluating the potential impact of what is commonly referred to as the "Year 2000" issue, concerning the possible inability of certain information systems to properly recognize and process dates containing Year 2000 and beyond. If not corrected, these systems could fail or create erroneous results. The Company has completed an assessment of its products and, at this time, does not believe its products present any Year 2000 issues.

        The Company's management information systems primarily use software products purchased from commercial sources without significant modification or customization. Updates to these products are routinely installed by the Company to upgrade its systems and correct known faults in the software. All major systems were reviewed during the fourth quarter of fiscal 1998 for Year 2000 issues by an outside consultant and a report was issued to the Board. Where necessary, the requirements for upgraded hardware and software are in the process of implementation by all operating units and completion is expected by June 1999. One operating unit is in the process of converting its existing manufacturing and financial systems, including new hardware, and expects to be finished in September 1999. Approximately $100,000 was incurred for the study and no other significant incremental costs were identified with non-routine updates that specifically addressed only Year 2000 compliance. Based on currently available information, management does not believe the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk in the form of changes in foreign exchange rates and changes in the prices of marketable equity securities held as part of a deferred compensation plan (a "Rabbi" trust).

        The Company has approximately $1,700,000 (translated from French francs at October 3, 1998) permanently invested in the assets of its acquisition in Strasbourg, France. The potential loss in fair value resulting from a hypothetical 10% adverse change in the foreign currency exchange rate amounts to $170,000, which would not be material to the consolidated financial statements.

        The Rabbi trust assets, consisting of cash equivalents and debt and equity securities, are offset by an equivalent deferred compensation liability to the trust participants. The liability fluctuates equally with changes in the value of the assets. Since the liability completely offsets the assets of the trust, changes in asset value have no effect on the Company's results of operations or financial position.

ITEM  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
BEI Technologies, Inc. and Subsidiaries

--------------------------------------------------------------------------------
                                                        October 3,  September 27,
dollars in thousands except share amounts                  1998         1997
------------------------------------------------------  ----------- ------------
ASSETS
Current assets
Cash and cash equivalents.............................      $3,557       $5,034
Investments...........................................       5,419        5,446
Trade receivables:
   Commercial customers, less allowance for
      doubtful accounts (1998--$509; 1997--$363)......      18,201       12,917
   United States Government...........................       5,274        4,324
                                                        ----------- ------------
                                                            23,475       17,241

Inventories--Note 3...................................      29,623       22,656
Deferred income taxes--Note 6.........................       4,757        4,579
Other current assets..................................       1,078        1,039
Current assets of discontinued operations--Note 2.....          --        1,418
                                                        ----------- ------------
Total current assets..................................      67,909       57,413
                                                        ----------- ------------

Property, plant and equipment--Notes 5 and 10
Land..................................................       4,588        4,093
Structures............................................      13,290        8,936
Equipment.............................................      50,386       41,611
Leasehold improvements................................       1,316        1,036
                                                        ----------- ------------
                                                            69,580       55,676
Less allowances for depreciation and amortization.....      38,961       30,315
                                                        ----------- ------------
                                                            30,619       25,361
                                                        ----------- ------------
Other assets
Tradenames, patents and related assets, less
  amortization (1998--$2,700; 1997--$2,521)...........       1,583        1,753
Technology acquired under license agreements,
  less amortization (1998--$5,192;
  1997--$4,231).......................................       5,015        5,977
Goodwill, less amortization (1998--$458; 1997--$393)..       1,876          654
Deferred income taxes, non-current....................         993           --
Non-current assets of discontinued operations--Note 2.          --        1,625
Other.................................................       1,520        2,072
                                                        ----------- ------------
                                                            10,987       12,081
                                                        ----------- ------------
                                                          $109,515      $94,855
                                                        =========== ============

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BEI Technologies, Inc. and Subsidiaries

--------------------------------------------------------------------------------
                                                        October 3,  September 27,
dollars in thousands except share amounts                  1998         1997
------------------------------------------------------  ----------- ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable................................     $13,014       $6,317
Accrued expenses and other liabilities--Note 4........      13,125       10,497
Deferred compensation liability.......................       5,419        5,446
Current portion of long-term debt--Note 5.............         227        5,628
Current liabilities of discontinued
  operations--Note 2..................................          --        2,558
                                                        ----------- ------------
Total current liabilities.............................      31,785       30,446

Long-term debt, less current portion--Note 5..........      37,157       27,508

Other liabilities.....................................         379          284

Commitments and contingencies--Notes 2, 9, 10 and 11           --          --

Stockholders' equity--Notes 7 and 8
Preferred stock
    ($.001 par value; authorized 2,000,000 shares;
     none issued).....................................         --          --
Common stock
    ($.001 par value; authorized 20,000,000
     shares; issued and outstanding;
     1998--7,366,556; 1997--7,114,813)..................     2,132            7
Retained earnings.....................................      40,080       38,003
Accumulated other comprehensive income................          39           --
                                                        ----------- ------------
                                                            42,251       38,010
Less:  Unearned restricted stock--Note 8..............      (2,057)      (1,393)
                                                        ----------- ------------
Total stockholders' equity............................      40,194       36,617
                                                        ----------- ------------
                                                          $109,515      $94,855
                                                        =========== ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Technologies, Inc. and Subsidiaries

                                                       Year Ended
--------------------------------------------------------------------------------
dollars in thousands except share and per October 3,  September 27, September 28,
share amounts                                1998         1997          1996
---------------------------------------- ------------ ------------  ------------
Net sales -- Note 2.................        $124,264     $101,539       $96,746
Cost of sales -- Note 2.............          85,562       65,291        60,494
                                         ------------ ------------  ------------
Gross profit........................          38,702       36,248        36,252
                                         ------------ ------------  ------------
  Selling, general and
    administrative expenses.........          25,491       24,959        26,157
  Research, development and
    related expenses................           6,410        4,866         3,608
                                         ------------ ------------  ------------
                                              31,901       29,825        29,765
                                         ------------ ------------  ------------
Income from operations..............           6,801        6,423         6,487
Other income........................             445          304           242
Interest expense....................          (2,924)      (1,942)       (2,444)
                                         ------------ ------------  ------------
Income before income taxes...                  4,322        4,785         4,285
Income taxes -- Note 6....                     1,807        1,788         1,412
                                         ------------ ------------  ------------
Income from continuing
  operations........................           2,515        2,997         2,873
Income from discontinued
  operations, net of income
  taxes -- Note 2...................             142        1,586         1,698
                                         ------------ ------------  ------------
Net income .........................          $2,657       $4,583        $4,571
                                         ============ ============  ============


    Basic Earnings Per Share -- Note 15
Income  from continuing
   operations per common share -- Note 7       $0.36        $0.44         $0.43
Income from discontinued
   operations per common share -- Note 7        0.02         0.23          0.25
                                         ------------ ------------  ------------
Net income per common share -- Note 7          $0.38        $0.67         $0.68
                                         ============ ============  ============
Shares used in computing basic earnings
   per share                               7,012,250    6,816,286     6,737,083
                                         ============ ============  ============


  Diluted Earnings Per Share -- Note 15
Income  from continuing operations per common
   and common equivalent share -- Note 7       $0.35        $0.42         $0.41
Income from discontinued operations per common
   and common equivalent share -- Note 7        0.02         0.22          0.24
                                         ------------ ------------  ------------
Net income per common and common
   equivalent share -- Note 7                  $0.37        $0.64         $0.65
                                         ============ ============  ============
Shares used in computing diluted earnings
   per share -- Note 7                     7,274,035    7,066,560     6,977,788
                                         ============ ============  ============
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Technologies, Inc. and Subsidiaries

                                                      Year Ended
-------------------------------------------------------------------------------
                                         October 3,  September 27, September 28,
dollars in thousands                        1998         1997          1996
---------------------------------------- ----------- ------------  ------------
Cash flows from operating activities:
Net income ............................      $2,657       $4,583        $4,571
Adjustments to reconcile net
    income to net cash provided
    by operating activities:
Discontinued operations................       1,111        3,513         5,954
Depreciation...........................       4,537        4,304         4,204
Amortization...........................       1,789        1,636         1,711
Deferred income taxes..................      (1,171)      (2,727)          675
Other..................................          84         (672)         (121)
Changes in operating assets and
  liabilities:
Trade receivables......................      (4,383)        (604)         (835)
Inventories............................      (5,190)      (3,455)       (2,229)
Other current assets...................          98          886            80
Trade accounts payable, accrued
    expenses and other liabilities.....       3,260       (1,744)         (479)
                                         ----------- ------------  ------------
Net cash provided by operating
    activities.........................       2,792        5,720        13,531
                                         ----------- ------------  ------------
Cash flows from investing activities:
Acquisition of a business, net of cash
   acquired............................      (1,627)         --            --
Purchase of property, plant and
   equipment...........................      (6,890)      (6,761)       (3,624)
Other..................................        (128)          28            44
                                         ----------- ------------  ------------
Net cash used by investing activities..      (8,645)      (6,733)       (3,580)
                                         ----------- ------------  ------------
Cash flows from financing activities:
Borrowings on short-term debt..........          --        9,000           --
Principal payments on short-term debt        (9,000)         --            --
Proceeds from long-term debt                 22,017          --            --
Principal payments on long-term debt
    and other liabilities..............      (9,093)         (26)          (75)
Proceeds from issuance of common stock          768          --            --
Tax benefit from exercised stock options        264          --            --
Payment of cash dividends                      (580)         --            --
Decrease in payable to BEI
    Electronics, Inc...................          --      (11,128)       (4,342)
                                         ----------- ------------  ------------
Net cash used by financing activities..       4,376       (2,154)       (4,417)
                                         ----------- ------------  ------------
Net increase (decrease) in cash and
    cash equivalents...................      (1,477)      (3,167)        5,534
Cash and cash equivalents at beginning
    of year............................       5,034        8,201         2,667
                                         ----------- ------------  ------------
Cash and cash equivalents at end
    of year............................      $3,557       $5,034        $8,201
                                         =========== ============  ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
BEI Technologies, Inc. and Subsidiaries

--------------------------------------------------------- ------------ ------------ ---------------------
                                                          Accumulated
                                                             Other                   Unearned
                                     Common    Retained   ComprehensiveComprehensiveRestricted
dollars in thousands                  Stock    Earnings      Income       Income       Stock      Total
----------------------------------- --------- ----------- ------------ ------------ ----------- ---------
Balances at September 30, 1995......  $  --      $29,593    $  --        $  --           ($730)  $28,863
Net income for 1996.................               4,571                                           4,571
Restricted Stock Plan--Note 8.......                                                      (188)     (188)
                                    --------- ----------- ------------ ------------ ----------- ---------
Balances at September 28, 1996......     --       34,164       --           --            (918)   33,246
Net income for 1997.................               4,583                                           4,583
Restricted Stock Plan--Note 8                                                             (475)     (475)
Common stock issued in connection
    with the Distribution...........       7          (7)                                            --
Net equity transactions with BEI
    Electronics, Inc--Note 15.......                (737)                                   --      (737)
                                    --------- ----------- ------------ ------------ ----------- ---------
Balances at September 27, 1997......       7      38,003       --           --          (1,393)   36,617
Comprehensive Income:
    Net income for 1998.............               2,657                     2,657                 2,657
    Other comprehensive income......
      Foreign currency translation
      gain, net of income tax of $27                               39           39                    39
                                                                       ------------
Comprehensive income                                                        $2,696
                                                                       ============
Restricted Stock Plan--Note 8.......   1,093                                              (664)      429
Stock options exercised -- Note 8        768                                                         768
Tax benefit from exercised stock....
    options -- Note 8...............     264                                                         264
Cash dividends                                      (580)                                           (580)
                                    --------- ----------- ------------              ----------- ---------
Balances at October 3, 1998.........  $2,132     $40,080          $39                  ($2,057)  $40,194
                                    ========= =========== ============              =========== =========

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BEI Technologies, Inc. and Subsidiaries
October 3, 1998

Note 1--Summary of Significant Accounting Policies

Basis of Presentation: BEI Technologies, Inc. ("Technologies" or the "Company") was incorporated on June 30, 1997 in the State of Delaware, as a wholly owned subsidiary of BEI Electronics, Inc. (Electronics). On September 27, 1997, Electronics distributed to holders of Electronics common stock one share of common stock of the Company for each share of Electronics common stock held on September 24, 1997 (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. (Sensors & Systems) and Defense Systems Company, Inc. (Defense Systems) business segments. As further described in Note 2, on June 30, 1997, the Board of Directors of Electronics also approved a formal plan to discontinue the operations of its Defense Systems segment. The remaining operations of Defense Systems were discontinued as of July 4, 1998.

The accompanying financial statements present the consolidated financial position and results of operations of the Company and its wholly-owned subsidiaries. The financial position and results of operations of Sensors & Systems and Defense Systems, former subsidiaries of Electronics and predecessor entities to the Company, are presented on a combined basis for all dates and periods prior to the Distribution. All intercompany accounts and transactions have been eliminated. The results of operations of the Sensors & Systems business segment are presented as continuing operations and those of the Defense Systems business segment through the end of the third quarter of fiscal 1998 are presented as discontinued operations.

The Sensors & Systems business provides sensors, engineered subsystems and associated components which are used for controlled precision machinery and equipment in industrial, medical, automotive, aerospace and military applications.

Fiscal Year: The Company's fiscal year ends on the Saturday nearest September 30. Fiscal year 1998 contained 53 weeks. Fiscal years 1997 and 1996 each contained 52 weeks.

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

Long-Lived Assets: The Company accounts for any impairment of its long-lived assets using Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 ("FAS 121") Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. The Company recognizes impairment losses on long-lived assets, including property, plant and equipment and other assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets.

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

As of December 27, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share". All prior earnings per share data have been restated to conform to the provisions of this statement. Basic earnings per share is computed using the weighted average number of share outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to unvested stock and outstanding options to purchase common stock calculated using the treasury shares method. The impact on the calculation of earnings per share in prior periods was not material.

As of October 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. FAS 130 requires disclosure of other comprehensive income which includes foreign currency translation adjustments, which prior to adoption, were reported separately in stockholders' equity.

In June 1997, the Financial Accounting Standards Board issued
Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt this Statement in fiscal year 1999. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of the Statement is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

The Company has a grantor trust to fund deferred compensation for certain employees (a "Rabbi Trust".) The assets in the trust, consisting of cash equivalents and debt and equity securities, are quoted at current market prices as determined by the trustee, principally based upon national exchange and over-the-counter markets, and are available to satisfy claims of the Company's general creditors in the event of its bankruptcy. Previously, these assets were not consolidated in the Company's financial statements. During 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." This pronouncement states that assets held by a Rabbi trust and the related deferred compensation obligation should be consolidated with those of the employer. The trust's assets and the corresponding deferred compensation obligation are included in the accompanying balance sheets at October 3, 1998 and September 27, 1997.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial accounting Standards No. 132, "Employers Disclosures about Pensions and other Postretirement Benefits" ("FAS 132"), effective for financial statements for periods beginning after December 15, 1997. FAS 132 revised employers' disclosures about pension and other postretirement benefit plans but does not change measurement or recognition of those plans. Also, FAS 132 requires additional information on changes in the benefit obligations and fair values of plan assets. Presently, the Company does not offer a postretirement benefit plan. The Company believes the adoption of FAS 132 will have no effect on the financial statements.

In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments ("FAS 133"), effective for financial statements for periods beginning after December 15, 1997. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the company believes that adoption of FAS 133 will have no impact on its financial position or results of operations.

Earnings (loss) Per Share: For periods prior to the Distribution, basic and diluted net income per share is based on the weighted average number of shares of outstanding Electronics common stock and dilutive equivalent shares from unvested stock and stock options (using the treasury stock method) based on the distribution of one share of Technologies common stock for each share of Electronics common stock.

Acquisition:  On August 7, 1998, Sensors & Systems acquired Ideacod,
S.A., a sensor manufacturer located in Strasbourg, France, for $1,627,000 in cash and the assumption of $3,735,000 in liabilities, in a transaction accounted for as a purchase. The results of Ideacod since the date of acquisition are included in the accompanying consolidated financial statements. The impact of the acquisition was not material in relation to the Company's results of operations, therefore, no pro forma information is presented.

The financial statements of Ideacod, S.A. have been translated into U.S. dollars on the acquisition date and at fiscal year-end, using the exchange rates on those dates for assets and liabilities and the average exchange rates during the period for income and expenses. The resulting unrealized translation adjustments are recorded as a separate component of stockholders' equity and of other comprehensive income.

Reclassification: Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with current year presentations.

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

As result of the decision to exit the rocket line of business, the Company has incurred costs relating to employee severance and the closure and withdrawal from the leased facility in Camden, Arkansas and similar costs related to its owned facility in Euless, Texas. At the end of fiscal year 1996, the balance in the reserve account consisted of $374,000 and $500,000 for employee severance and facility closure costs, respectively. During fiscal year 1997, the Company accrued an additional $33,000 for employee severance costs. Costs incurred during the period for severance and facilities closure of $362,000 and $362,000, respectively, were charged against the reserve. The balance in the reserve at the end of fiscal 1997 consisted of $45,000 for employee severance and $138,000 for facilities closure costs. The remaining reserves were used during fiscal 1998. At the end of fiscal 1998, all inventory and equipment assets of the rocket business had been written off or disposed of and the operations of the Defense Systems segment had been shut down.

     Net sales of the Defense Systems segment were as follows:

                                                       Year Ended
                                          --------------------------------------
                                          October 3,  September 27, September 28,
                                             1998         1997          1996
                                          ----------- ------------  ------------
                                              (dollars in thousands)
Sales--HYDRA 70 ................                $341       $2,160       $37,927
Other ..........................               2,851        6,889         4,708
                                          ----------- ------------  ------------
                                              $3,192       $9,049       $42,635
                                          =========== ============  ============

Note 3--Inventories

                                                       October 3,   September 27,
                                                          1998          1997
                                                      ------------  ------------

Finished products .................................        $1,460          $557
Work in process ...................................        10,183         7,412
Materials .........................................        16,051        12,302
Costs incurred under long-term contracts,
   including U.S. Government contracts ............         1,929         2,385
                                                      ------------  ------------
Inventories .......................................       $29,623       $22,656
                                                      ============  ============

Note 4--Accrued Expenses and Other Liabilities

                                                       October 3,   September 27,
                                                          1998          1997
                                                      ------------  ------------
                                                       (dollars in thousands)
Employee compensation ..............................       $2,255        $1,923
Vacation ...........................................        2,003         1,648
Accrued taxes ......................................        1,454         1,166
Contract costs .....................................        1,153           578
Accrued professional fees ..........................        1,003           784
Insurance ..........................................          954           690
Royalties and related costs ........................          950           806
Customer advances                                             893           251
Commissions ........................................          614           700
Other ..............................................        1,846         1,951
                                                      ------------  ------------
Accrued Expenses and Other Liabilities .............      $13,125       $10,497
                                                      ============  ============

Note 5--Long-Term Debt

                                                       October 3,   September 27,
                                                          1998          1997
                                                      ------------  ------------
                                                       (dollars in thousands)
7.23% Series A Senior Notes; due in annual
   installments of $3,360 from October 1, 1996
   through October 1, 2000 .........................       $6,720       $13,440
7.23% Series B Senior Notes; due in annual
   installments of $2,240 from November 15,
   1996 through November 15, 2000 ..................        6,720         8,960
Borrowings under bank line of credit ...............       22,000         9,000
Mortgage note payable with  interest at 7.96%;
   due in monthly  installments of principal
   and interest of $14 until 1999 when the
   remaining balance of approximately $1,700
   is due; collateralized by certain real
   property ........................................        1,708         1,736
Capitalized equipment lease obligations.............          236          --
                                                      ------------  ------------
                                                           37,384        33,136
Less current portion ...............................          227         5,628
                                                      ------------  ------------
                                                          $37,157       $27,508
                                                      ============  ============

The Senior Notes, which were obligations of Electronics, were assumed by Technologies in connection with the Distribution at an interest rate of 7.23% for years subsequent to fiscal year 1997. The interest expense associated with the Senior Notes from periods prior to the Distribution was allocated to Technologies in the results of operations for those periods. The Senior Note Agreement contains covenants concerning certain financial ratios, dividend payments and minimum balances of net worth. At October 3, 1998, Technologies was in compliance with these covenants. As noted below, these Notes were paid in full subsequent to fiscal year end 1998 in an early extinguishment of debt.

On September 28, 1997, Technologies entered into an agreement with a bank for a $25.0 million unsecured line of credit expiring in September 2000. On September 29, 1997, the Company borrowed $13.0 million under the line of credit and used the funds to repay the $9.0 million of outstanding borrowings and accrued interest on the prior Sensors & Systems' line of credit and to make a scheduled principal payment on the Senior Note obligations. Accordingly, the borrowings under the bank line of credit at September 27, 1997 in the amount of $9.0 million were classified as a non-current liability in the accompanying consolidated financial statements for fiscal year 1997.

The agreement described in the preceding paragraph also provided that up to $3.0 million of the line of credit could be used to fund letters of credit issued on behalf of the Company. At October 3, 1998, the Company had four letters of credit in the amount of $1.1 million outstanding. The credit line contained certain financial covenants that require the Company to meet certain financial ratios and net worth balances. At October 3, 1998, the Company was in compliance with these covenants. As noted below, a new line of credit was established subsequent to fiscal year end 1998 and terminated the borrowings under the old facility .

On November 16, 1998, the Company sold $35.0 million of senior notes in a private placement. The notes have an interest rate of 6.7% and mature in annual installments of $7.0 million beginning November 16, 2001 up to and including November 16, 2005. The new note agreement contains covenants regarding certain operating ratios, limitations on debt, dividend payments and minimum net worth. The proceeds from the new senior notes were used to repay the pre-existing senior notes and pay down outstanding borrowings on the Company's line of credit as they matured. Accordingly, the current portion of the existing senior notes has been reclassified to long-term on the consolidated balance sheet at October 3, 1998 in accordance with the maturity dates of the new note agreement. The prepayment penalty and the remaining unamortized loan fees of $324,000, net of the related tax benefit, were charged to the first quarter of fiscal 1999 as an extraordinary loss on the early extinguishment of the debt.

On December 13, 1998, the mortgage note payable was refinanced with the original lender and the due date extended. The mortgage now has an interest rate of 6.87% and matures December 1, 2003. Principal and interest payments of $14,000 are due monthly through December 13, 2003 when the remaining balance of unpaid principal is due. Accordingly, the current portion of the existing mortgage note payable has been reclassified to long-term on the consolidated balance sheet at October 3, 1998, in accordance with the maturity dates of the new note agreement.

On December 16, 1998, the Company established a new $12.0 million two year line of credit with a bank and terminated the borrowings under the $25.0 million facility in place at the end of fiscal 1998.

Maturities of long-term debt, adjusted for the effect of the new senior notes and the mortgage refinancing and excluding capitalized equipment lease obligation (see Note 10), are as follows: 1999C$145,000;
2000C$145,000; 2001C$7,585,000; 2002C$7,145,000; 2003C$8,128,000;
thereafter--$14,000,000.

Interest of approximately $2,535,000, $1,942,000, and $2,202,000 was paid during fiscal years 1998, 1997 and 1996, respectively.

Note 6--Income Taxes

The Company was included in the consolidated federal income tax returns of Electronics for fiscal years 1997 and prior, in accordance with the tax allocation arrangement between the companies. Income taxes were accrued at estimated tax rates by each of the former subsidiaries of Electronics and settlement of fiscal year 1997 tax liabilities was estimated using these tax rates. Subsequent to fiscal year 1997, the Company is no longer part of Electronics' consolidated group.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws known at this time and that will be in effect when the differences are expected to reverse.

The provision for income tax expense consists of the following (in thousands):

                                                       Year Ended
                                          --------------------------------------
                                          October 3,  September 27, September 28,
                                             1998         1997          1996
                                          ----------- ------------  ------------
Current
     Federal ...................              $2,581       $4,688        $1,716
     State .....................                 496          799            47
                                          ----------- ------------  ------------
          Total Current ........               3,077        5,487         1,763
                                          ----------- ------------  ------------
Deferred
     Federal ...................              (1,038)      (2,330)          408
     State .....................                (133)        (397)          267
                                          ----------- ------------  ------------
          Total Deferred .......              (1,171)      (2,727)          675
                                          ----------- ------------  ------------
Total income tax provision                    $1,906       $2,760        $2,438
                                          =========== ============  ============
Income tax expense
  attributable to continuing
  operations ...................              $1,807       $1,788        $1,412
Income tax expense
  attributable to discontinued
  operations ...................                  99          972         1,026
                                          ----------- ------------  ------------
Total income tax provision
  (benefit) ....................              $1,906       $2,760        $2,438
                                          =========== ============  ============

     Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                                       October 3,   September 27,
                                                          1998          1997
                                                      ------------  ------------
                  Deferred tax assets
Accrued expenses ...................................       $4,033        $3,930
Inventory valuation ................................        2,807         1,862
Contract reserves ..................................          455           124
Other ..............................................          390           820
                                                      ------------  ------------
        Total deferred tax assets ..................       $7,685        $6,736
                                                      ------------  ------------
                  Deferred tax liabilities
Depreciation and property basis difference .........       $1,448        $1,694
Other ..............................................          487           463
                                                      ------------  ------------
     Total deferred tax liabilities ................        1,935         2,157
                                                      ------------  ------------
     Net deferred tax assets .......................       $5,750        $4,579
                                                      ============  ============

The provision for income taxes differs from the income tax determined by applying the applicable U.S. statutory federal income tax rate as a result of the following differences (in thousands):

                                                       Year Ended
                                          --------------------------------------
                                          October 3,  September 27, September 28,
                                             1998         1997          1996
                                          ----------- ------------  ------------
Income tax (credit) at the statutory
  rate of 34% .........................         1551       $2,497        $2,383
Federal income tax effect of state
  income taxes ........................          240          265           208
Goodwill amortization .................           18           18            19
Research and development and
  related credits .....................          --          --            (246)
Other .................................           97          (20)           74
                                          ----------- ------------  ------------
Provision (credit) for income taxes ...        1,906        2,760         2,438
                                          =========== ============  ============


Pursuant to the tax sharing agreement with Electronics, the Company's income taxes prior to fiscal year 1998 were paid by Electronics. Cash paid for income taxes in fiscal year 1998 was $3,613,000.

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

Note 8--Equity Incentive Plans

The Company's 1997 Equity Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors in September 1997. The Incentive Plan provides for the granting of incentive stock options to employees and nonstatutory stock options, restricted stock purchase awards, and stock bonuses (collectively, "Stock Awards") to consultants, employees and directors. The Company has reserved 1,139,445 shares of common stock for issuance under the Incentive Plan, including shares for substitute options granted to the option holders of Electronics in connection with the Distribution.

Under the terms of Distribution, holders of vested stock options to purchase Electronics common stock were entitled to exercise such options prior to the Distribution and receive an equivalent number of shares of the Company's common stock in the Distribution. Unexercised vested and unvested Electronics stock options were converted to options to purchase the Company's common stock under the Incentive Plan based on a conversion formula that retained the same intrinsic value of the options and the same ratio of exercise price per option to market value per share of common stock as prior to the Distribution, without any additional benefits to the holders.

Option activity under the Electronics' 1987 Incentive Stock Option Plan prior to the Distribution and option activity under the Technologies Incentive Plan subsequent to the Distribution are summarized below:

                                                                      Weighted
                                                                      Average
                                                         Number       Exercise
                                                       of Common       Price
                                                         Shares      Per Share
                                                      ------------  ------------
Electronics options outstanding at September 30, 1995     610,395         $5.71
               Granted ..............................      11,000         $6.42
               Exercised ............................    (115,922)        $6.27
               Terminated ...........................     (48,511)        $7.80
                                                      ------------  ------------
Electronics options outstanding at September 28, 1996     456,962         $5.36
               Exercised ............................    (137,200)        $5.33
               Terminated ...........................      (3,500)        $7.95
                                                      ------------  ------------
Electronics options outstanding at September 27, 1997
    prior to the Distribution .......................     316,262         $5.35
Distribution adjustment .............................      23,183           --
                                                      ------------  ------------
Technologies adjusted options outstanding
     at September 27,1997............................     339,445         $4.98
               Granted ..............................       2,000        $16.69
               Exercised ............................    (168,293)        $4.33
                                                      ------------  ------------
Technologies options outstanding at October 3, 1998       173,152         $5.61
                                                      ============  ============


                                                        Weighted      Weighted
                                                        Average       Average
                                                       Remaining      Exercise
                                            Number    Contractual      Price
Exercise Prices                           Outstanding Life (Years)   Per Share
-----------------                         ----------- ------------  ------------
$4.08 .................................       87,502          0.7         $4.08
$4.66 .................................       15,381          6.2         $4.66
$5.71 .................................        1,073          5.5         $5.71
$5.94 .................................       15,992          4.7         $5.94
$6.75 .................................        2,147          4.1         $6.75
$7.92 .................................       39,396          2.7         $7.92
$8.50 .................................        9,661          3.7         $8.50
$16.69.................................        2,000          9.5        $16.69
                                          ----------- ------------  ------------
$4.08 - $16.69 .........................     173,152          3.3         $5.55
                                          =========== ============  ============

As of October 3, 1998, options for 171,152 shares were vested and exercisable.

Under the 1992 Restricted Stock Plan of Electronics, 700,000 shares of Electronics common stock were authorized to be issued to certain key individuals who have become employees of Technologies, subject to forfeiture if employment terminated prior to the end of prescribed vesting periods. The market value at the date of grant of shares is recorded as unearned restricted stock. The market value of shares granted is amortized to compensation expense over the vesting periods. As of October 3, 1998, 511,326 shares had been granted, of which 435,501 shares are outstanding, and 184,618 shares have fully vested. Compensation expense of $429,000, $274,000 and $406,000 was recorded in fiscal years 1998, 1997 and 1996, respectively.

The impact on the calculation of proforma results of operations and earnings (loss) per share required by FAS 123 was determined to be immaterial for fiscal years 1998, 1997 and 1996.

Note 9--Employee Benefit Plan

The Company has a defined contribution retirement plan for the benefit of all eligible employees. Matching non-discretionary contributions are based on a percentage of employee contributions. Contributions to the plan by the Company for the benefit of its employees for fiscal years 1998, 1997 and 1996 were approximately $780,000, $626,000, and $622,000 respectively.

Note 10--Lease Commitments

     Operating leases consist principally of leases for real properties and land. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value at the date of exercise of the option. Capital leases were assumed as part of the acquisition of a business. Assets recorded under capital leases consist of land, buildings and equipment of $1,121,000, net of accumulated amortization of $112,000. The future minimum payments for operating and capital leases consist of the following at October 3, 1998 (in thousands):


                                             Capital    Operating
  Fiscal Year                                 Leases       Leases

  1999............................              $110       $2,132
  2000............................                91        2,499
  2001............................                82        1,469
  2002............................                20          765
  2003............................                --          601
  Thereafter......................                --          400
                                          ----------- ------------
         Total minimum lease payments            303       $7,866
         Less amounts representing interest       67  ============
                                          -----------
         Amounts included in long-term debt      $236

                                          ===========

Total rental expense amounted to approximately $1,694,000, $1,616,000 and $1,530,000 for fiscal years 1998, 1997 and 1996, respectively.

Note 11--Contingencies and Litigation

   Claim against U.S. Government

The Company believes that its subsidiary, Defense Systems Company (DSC), suffered substantial monetary damages due to actions of the U. S. Government in connection with the parties' H 70 contract in effect during the 1992-1996 timeframe. As a result, DSC filed a substantial claim before the Armed Services Board of Contract Appeals. Due to the uncertainties inherent in the formal claims process, the Company has not recorded any recovery of these claims in the accompanying financial statements.

    Other

The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions will have a material impact on the Company's financial condition or operating results.

Note 12--Sales

Net sales from continuing operations to customers in foreign countries amounted to $17,392,000, $11,998,000 and $10,938,000 in fiscal years 1998,
1997 and 1996, respectively. In fiscal years 1998, 1997 and 1996, foreign sales did not exceed 10% of consolidated net sales in any individual geographic area.

Net sales to the U.S. Government for the Sensors and Systems segment=s products amounted to $21,046,000, $22,479,000 and $25,986,000 in fiscal years 1998, 1997 and 1996, respectively. Net sales to the U.S. Government for the discontinued Defense Systems segment were $3,153,000, $8,323,000 and $41,219,000 for fiscal years 1998, 1997 and 1996, respectively.

Note 13--Quarterly Results of Operations (Unaudited)

     The tables below present unaudited quarterly financial information for fiscal years 1998 and 1997:

                                                              Continuing Operations
                                                              Three months ended
                                              ----------------------------------------------------
                                              December 27,   April 4,      July 4,     October 3,
                                                  1997         1998         1998          1998
                                              ------------  -----------  -----------  ------------
                                                 (dollars in thousands except per share amounts)
Net sales ....................................    $28,256      $30,848      $29,897       $35,263
Gross profit .................................      9,622        9,918        9,403         9,759
Income from continuing operations ............        878          779          704           154
Income from discontinued operations ..........         81           10           50           --
Net income ...................................        959          789          754           154

     Basic Earnings Per Share

Earnings from continuing operations per common
  share.......................................      $0.13        $0.11        $0.10         $0.02
Earnings from discontinued operations per common
  share.......................................      $0.01          --         $0.01           --
Earnings per common share.....................      $0.14        $0.11        $0.11         $0.02

    Diluted Earnings Per Share

Earnings from continuing operations per
  common and common equivalent share..........      $0.12        $0.11        $0.10         $0.02
Earnings from discontinued operations per
  common and common equivalent share..........      $0.01          --         $0.01           --
Earnings per common and common equivalent shar      $0.13        $0.11        $0.11         $0.02

                                              December 28,  March 29,    June 28,     September 27,
                                                  1996         1997         1997          1997
                                              ------------  -----------  -----------  ------------


Net sales ....................................    $22,903      $24,710      $26,824       $27,102
Gross profit .................................      7,767        8,810        9,477        10,194
Income (loss) from continuing operations .....       (359)         957        1,196         1,202
Income from discontinued operations ..........        394          495          500           198
Net income ...................................         35        1,452        1,696         1,400

     Basic Earnings Per Share

Earnings (loss) from continuing operations
  per common share............................     ($0.05)       $0.14        $0.18         $0.18
Earnings from discontinued operations
  per common share............................      $0.06        $0.07        $0.07         $0.03
Earnings per common share.....................      $0.01        $0.21        $0.25         $0.21

    Diluted Earnings Per Share

Earnings (loss) from continuing operations
  per common and common equivalent share......     ($0.05)       $0.13        $0.17         $0.17
Earnings from discontinued operations per
  common and common equivalent share..........      $0.06        $0.07        $0.07         $0.03
Earnings per common and common equivalent share     $0.01        $0.20        $0.24         $0.20



                                              ------------  -----------  -----------  ------------
Net income per common and common
   equivalent share.........................        $0.00        $0.00        $0.00         $0.00
                                              ============  ===========  ===========  ============

Note 14--Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Whenever possible, quoted market prices were used to develop fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of October 3, 1998 and as of September 27, 1997.

Cash, Cash Equivalents and Investments: The carrying amounts reported in the balance sheet for cash, cash equivalents and investments approximate those assets' fair values.

Long-Term Debt: The fair value of long-term debt has been estimated based upon their discounted future cash flows. The discount rate used included a risk free rate derived from the Treasury yield curve plus a risk weighting commensurate with the Company's borrowing position. The fair value of long-term debt is approximately $31,001,000 and $27,570,000 compared with the carrying amounts of $31,674,000 and $27,508,000 at October 3, 1998 and September 27, 1997, respectively.

Note 15--Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                       Year Ended
                                         ---------------------------------------
                                          October 3,  September 27, September 28,
                                             1998         1997          1996
                                         ------------ ------------  ------------
                                          (in thousands except per share amounts)

                  Numerator
Income from continuing
   operations, net of income taxes.           $2,515       $2,997        $2,873
                                         ============ ============  ============

                 Denominator
Denominator for basic earnings
per share --
   Weighted average shares, net
    of nonvested shares
    (FY 1998 -- 223 shares;
     FY 1997 -- 164 shares;
     FY 1996 -- 154 shares)........            7,012        6,816         6,737
Effect of dilutive securities:
   Nonvested shares................              108           86            86
   Employee stock options..........              154          165           155
                                         ------------ ------------  ------------
   Denominator for diluted
    earnings per share.............            7,274        7,067         6,978
                                         ============ ============  ============
Basic earnings per share from
    continuing operations..........            $0.36        $0.44         $0.43
Listing of Exhibits
Diluted earnings per share from
    continuing operations..........            $0.35        $0.42         $0.41


                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
BEI Technologies, Inc.

We have audited the accompanying consolidated balance sheets of BEI Technologies, Inc. as of October 3, 1998 and September 27, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BEI Technologies, Inc. at October 3, 1998 and September 27, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 1998 in conformity with generally accepted accounting principles.



        Ernst & Young LLP


San Francisco, California
November 2, 1998,

except for Note 5 as to which the date is December 16, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" of the Proxy Statement related to the Company's 1999 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").

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


(a)(1)      Index to Consolidated Financial Statements.
            -------------------------------------------
            The following Consolidated Financial Statements of BEI Technologies, Inc. and its subsidiaries are filed as part of this Form 10-K:

            Report of Ernst & Young LLP, Independent Auditors

            Consolidated Balance Sheets -
               October 3, 1998 and September 27, 1997

            Consolidated Statements of Operations -
               Years ended October 3, 1998, September 27, 1997
               and September 28, 1996

            Consolidated Statements of Cash Flows -
               Years ended October 3, 1998, September 27, 1997
               and September 28, 1996

            Consolidated Statements of Stockholders' Equity -
               Years ended October 3, 1998, September 27, 1997
               and September 28, 1996

            Notes to Consolidated Financial Statements -
               October 3, 1998

(a)(2)      Index to Financial Statement Schedule.
            The following Consolidated Financial Statement Schedule of BEI Technologies, Inc. for each of the years in the period ended October 3, 1998 is filed as part of this Form 10-K:

            Schedule II    Valuation and Qualifying Accounts

                           Report of Ernst & Young LLP, Independent Auditors as to Schedule

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)      Listing of Exhibits

Exhibit
Numbers                           Description                         Footnote
--------   ---------------------------------------------------------  --------
    2.1    Distribution Agreement between BEI Electronics, Inc.       i
           and BEI Technologies, Inc.
    2.2    Corporate Services Agreement between BEI
           Technologies, Inc. and BEI Electronics, Inc.               i
    2.3    Tax Allocation and Indemnity Agreement between BEI
           Electronics, Inc. and BEI Technologies, Inc.               i
    2.4    Assumption of Liabilities and Indemnity Agreement
           between BEI Electronics, Inc. and BEI Technologies,
           Inc.                                                       i
    2.5    Technology Transfer and License Agreement by and
           between BEI Electronics, Inc. and BEI Technologies,
           Inc.                                                       i
    2.6    Trademark Assignment and Consent Agreement by and
           between BEI Electronics, Inc. and BEI Technologies,
           Inc.                                                       i
    2.7    Agreement Regarding Certain Representations and
           Covenants by and between BEI Electronics, Inc. and
           BEI Technologies, Inc.                                     i
    3.1    Certificate of Incorporation of BEI Technologies, Inc.     i
    3.2    Bylaws of BEI Technologies, Inc.                           i
    3.3    Registrant's Certificate of Designation of Series A
           Junior Participating Preferred Stock (filed as Exhibit
           99.3 hereto)                                               i
    4.1    Specimen Common Share Certificate                          i
    4.2    Certificate of Incorporation of BEI Technologies, Inc.
           (filed as Exhibit 3.1 hereto)                              i
    4.3    Bylaws of BEI Technologies, Inc. (filed as Exhibit 3.2
           hereto)                                                    i
    4.4    Registrant's Certificate of Designation of Series A
           Junior Participating Preferred Stock (filed as Exhibit
           99.3 hereto)                                               i
    4.5    Form of Rights Certificate (filed as Exhibit 99.4 hereto)  i
   10.1  * Registrant's 1997 Equity Incentive Plan and forms of
           related agreements                                         i
   10.2  * Executive Change in Control Benefits Agreement
           between BEI Technologies, Inc. and Certain Named
           Executive Officers                                         i
   10.3    Assumption Agreement--Series A and Series B Senior
           Notes dated September 15, 1997 by and between BEI          i
           Technologies, Inc., Principal Mutual Life Insurance
           Company, Berkshire Life Insurance Company and
           TMG Life Insurance Company
   10.4    Credit Agreement dated as of September 27, 1997            i
           among BEI Technologies, Inc., BEI Sensors & Systems
           Company, Inc., Defense Systems Company, Inc., CIBC,
           Inc., Canadian Imperial Bank of Commerce and CIBC
           Wood Gundy Securities Corp.
   10.5    Note Purchase Agreement dated November 16, 1998, by
           and between BEI Technologies, Inc., BEI Sensors &
           Systems Company, Connecticut General Life
           Insurance Company and Allstate Life Insurance
           Company
   10.6    Amendement to Tax Allocation and Indemnity Agreement
           between BEI Electronics, Inc. and BEI Technologies,
           Inc.
   10.7    Credit Agreement dated December 16, 1998, by and
           between BEI Technologies, Inc., BEI Sensors &
           Systems Company, Inc. and Wells Fargo Bank,
           National Association
   21.1    Subsidiaries of the Registrant
   23.1    Consent of Ernst & Young LLP, Independent Auditors
   24.1    Power of Attorney
   27.1    Financial Data Schedule
   99.1    BEI Technologies, Inc. Information Statement dated
           September 24, 1997                                         i
   99.2    Rights Agreement dated as of September 11, 1997
           among BEI Technologies, Inc. and ChaseMellon
           Shareholder Services, L.L.C.                               i
   99.3    Registrant's Certificate of Designation of Series A
           Junior Participating Preferred Stock                       i
   99.4    Form of Rights Certificate                                 i

(i) Incorporated by reference. Previously filed as an exhibit to the Registrant's Information Statement on Form 10 (File No. 0-22799) as filed on September 22, 1997.
i
* Items which are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) No reports on Form 8-K were filed by the Company during the quarter ended October 3, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             BEI TECHNOLOGIES, INC.



                                         By: /S/ Robert R. Corr
                                         -----------------------------------
                                          Robert R. Corr
                                          Secretary, Treasurer and Controller
                                          December 22,1998

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

         Signature                            Title                        Date
---------------------------  ---------------------------------------  ---------------
/s/ Charles Crocker          President, Chief Executive               December 22, 1998
---------------------------  Officer and Chairman of the Board of
(Charles Crocker)            Directors (Principal Executive Officer)


/s/ Richard M. Brooks        Director                                 December 22, 1998
---------------------------
(Richard M. Brooks)


/s/ George S. Brown          Director                                 December 22, 1998
---------------------------
(George S. Brown)


/s/ Robert R. Corr           Secretary, Treasurer & Controller        December 22, 1998
---------------------------  (Principal Accounting Officer)
(Robert R. Corr)


/s/ C. Joseph Giroir, Jr.    Director                                 December 22, 1998
---------------------------
(C. Joseph Giroir, Jr.)


/s/ William G. Howard, Jr.   Director                                 December 22, 1998
---------------------------
(William G. Howard, Jr.)


/s/ Asad M. Madni            Director                                 December 22, 1998
---------------------------
(Asad M. Madni)


/s/ Robert Mehrabian         Director                                 December 22, 1998
---------------------------
(Robert Mehrabian)


/s/ Gary D. Wrench           Senior Vice President, Chief             December 22, 1998
---------------------------  Financial Officer and Director
(Gary D. Wrench)

                                  SCHEDULE II

                             BEI TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                  Column A                     Column B             Column C      Column D     Column E
--------------------------------------------- ---------- ---------------------    ---------    ---------
                                                               Additions
                                                         ---------------------
                                                                     Charged to
                                              Balance at Charged to    Other                   Balance at
                 Description                  Beginning   Costs and  Accounts     Deductions    End of
                                              of Period   Expenses   Describe     Describe      Period
                                              ---------- ----------- ---------    ---------    ---------
                                                                     (in thousands)
Year ended October 3, 1998:
Deducted from asset accounts:
     Allowance for doubtful accounts ........      $363        $101       $98 (D)      $53 (C)     $509
                                              ========== =========== =========    =========    =========

Year ended September 27, 1997:
Deducted from asset accounts:
     Allowance for doubtful accounts ........      $607         $75      $--          $319 (C)     $363
     Valuation allowance for deferred
        tax assets ..........................        94  --               (94)(B) --           --
                                              ---------- ----------- ---------    ---------    ---------
          Total .............................      $701         $75      ($94)        $319         $363
                                              ========== =========== =========    =========    =========
Year ended September 28, 1996:
Deducted from asset accounts:
     Allowance for doubtful accounts .........     $395        $282      $--           $70 (A)     $607

     Valuation allowance for deferred tax
        assets ...............................      143  --               (49)(B) --                 94
                                              ---------- ----------- ---------    ---------    ---------
          Total ..............................     $538        $282      ($49)         $70         $701
                                              ========== =========== =========    =========    =========

(A)  Miscellaneous adjustments to the allowance
(B) Adjustment based on the evaluation of uncertainties in the realization of state net operating loss carryovers
(C)  Write-offs of uncollectible accounts
(D)  Received from an acquisition

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, AS TO SCHEDULE


The Board of Directors and Shareholders
BEI Technologies, Inc.

We have audited the consolidated financial statements of BEI Technologies, Inc. as of October 3, 1998 and September 27, 1997, and for each of the three years in the period ended October 3, 1998, and have issued our report thereon dated November 2, 1998 except for Note 5 as to which the date is December 16, 1998. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




        Ernst & Young LLP


San Francisco, California
November 2, 1998,

except for Note 5, as to which the date is December 16, 1998

INDEX TO EXHIBITS


Exhibit
Number          Description

10.5 Note Purchase Agreement dated November 16, 1998, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company, Inc. and Allstate Life Insurance Company

10.6 Amendment to Tax Allocation and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.

10.7            Credit Agreement dated December 15, 1998, by and between
                BEI Technologies, Inc., BEI Sensors & Systems Company, Inc. and Wells Fargo Bank, National Association

21.1            Subsidiaries of the Registrant

23.1            Consent of Ernst & Young LLP
                Independent Auditors

24.1            Power of Attorney

27.1            Financial Data Schedule