Form 10-K/A
period 1998-10-03
BEI TECHNOLOGIES INC
filed 1999-01-06
CIK 1041866

==========================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                  Amendment No. 1

                             AMENDMENT TO ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES ACT OF 1934

For the fiscal year ended October 3, 1998        Commission file number 0-22799

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

(A) Based upon the closing sale price of the Common Stock on November 27, 1998 as reported on the NASDAQ National Market System. Excludes 1,557,904 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on November 27, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.
    ==========================================================================

                              NOTE

The Form 10-K/A, of which this Note forms a part, contains changes to the Table of Contents and Item 1. "Business" to correct the inadvertent filing on December 29, 1998, of a preliminary draft of Item 1. of the Form 10-K for the fiscal year ended October 3, 1998.

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

PART II

    Item 5.      Market for Registrant's Common Equity and
                 Related Stockholder Matters..........................

    Item 6.      Selected Financial Data..............................

    Item 7.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations........

    Item 7a.     Quantitative and Qualitative Disclosures About
                 Market Risk..........................................

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

    Item 13.     Certain Relationships and Related Transactions.......

PART IV

    Item 14.     Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K..............................

Signatures       .....................................................

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words, "intend," "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, "Business" as well as Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I

ITEM 1.  BUSINESS

Introduction

BEI Technologies ("Technologies" or the "Company") was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the tax-free distribution of all of the outstanding common stock of Technologies to the holders of record of BEI Electronics, Inc. (now named BEI Medical Systems Company, Inc.) ("Electronics") common stock on September 24, 1997, on a basis of one share of Technologies common stock for every one share of Electronics common stock outstanding on that date (the "Distribution"). For further information including copies of the agreements governing ongoing relationships between Technologies and Electronics, see Form 10 "General Form for Registration of Securities," as amended (the "Form 10"), dated September 23, 1997, filed with the Securities Exchange Commission.

        The principal business and continuing operations of Technologies are carried out by its 100% owned subsidiary, BEI Sensors & Systems Company, Inc. ("Sensors & Systems") which designs, manufactures and sells electronic devices that provide vital sensory input for the control systems of advanced machinery and automation systems. These sensors, most of which are concerned with physical motion, provide information that is essential to logical, safe and efficient operation of sophisticated machinery. Technologies' discontinued operations consisted of the rocket manufacturing operations of its wholly owned subsidiary, Defense Systems Company ("Defense Systems").

The Company's long-term strategy is to provide, on a global basis, selected advanced intelligent sensors and subsystems based on proprietary technologies. Management believes that intelligent sensory input to machine control systems and computers will be increasingly crucial to the productive functioning of a modern economy. Accordingly, Sensors & Systems' goal is to maintain, develop and acquire a diverse offering of advanced sensor products, and manufacture and sell these with certain complementary products. Finally, the Company intends to target technology-based, high margin niche markets for subsystems and end products in which its proprietary traditional sensors, micromachined sensors and complementary products play an enabling role. The Company's near term initiatives include: (a) continued commercialization of the "yaw" quartz rate sensor for the automotive industry (as described below);
(b) development and commercialization of other internally developed technologies that have broad industrial and commercial applications for the areas of pressure rate and position sensing and that management believes to be promising; and (c) expansion of the product line through synergistic acquisitions of complementary technologies.

A key feature of the Company's strategy is to be recognized worldwide as the most capable source for the sensor categories it has selected. Its traditional emphasis is on highly engineered motion sensing components and assemblies. The Company believes it differentiates itself by offering (a) superior technology to solve a customer problem (including innovative proprietary technology); (b) quality service; and (c) engineering expertise in recommending and prescribing technical solutions for its customers' applications. Sensors' products are not sold as commodities. Its strategy is to provide technical solutions and customer service that, together with the products themselves, create value and give the customer confidence that the product has been expertly prescribed and applied.

By way of more specific examples, the Company's engineers regularly address the following illustrative machine control requirements of customers:

(1) A pick and place robot needs to know how far its elbow and wrist joints have moved in order to control the speed and position of its "hand".


(2) After a power outage, an elevator system needs to know exactly where each car is before permitting motion to resume. (Is the car between floors or not? Are the doors open or closed?) In both the foregoing examples, the Company's encoders could measure speed, distance, or exact location.

(3) An antenna on a moving ship needs to be actively stabilized so that the antenna will continuously point at a satellite or another ship's pencil beam laser signal. For such an application the Company might provide its proprietary GyroChip quartz rate sensor. It might also provide motor-encoders and actuators to drive the compensating action of such a system.

(4) Some luxury automobiles now have computer-controlled stability enhancement systems to assist drivers in maintaining control of the vehicle in slippery conditions. In some of these systems one of the Company's sensors tells the computer system the present direction and angle of the steering wheels, while another of the Company's sensors instantly measures and reports the presence of "yaw" forces which,if not corrected, could cause the vehicle to spin out or "fishtail". The automation system in this case relies on sensors to compare the driver's indicated directions and the actual result. The system can then take corrective action automatically. Here the Company provides special GyroChip quartz sensors as well as encoder and potentiometer combinations.

(5) Advanced engine control systems in tractors, trucks, and materials handling and construction equipment need to know throttle position data in order to assure efficient and clean combustion and safe and reliable gear changes and other automated functions. The Company's potentiometers provide the necessary throttle position data.

(6) Semiconductor production equipment requires extremely fast yet accurate control of start-move-stop action on x-y positioners and tools. The Company's magnetic actuators provide the energizing force for such tasks and, by incorporating a linear encoder, can measure travel and location.

(7) Process automation systems and various medical systems such as those for cryosurgery and respiration therapy require compact, high reliability pressure measurement and fast acting valves, which are accommodated by the Company's silicon pressure sensors and/or magnetic actuators.

Customers and Markets

The foregoing examples illustrate a few of the thousands of machine control situations for which the products of the Company are used. Customers who buy the Company's products are makers and users of many different kinds of machinery and systems used in diverse markets and industries. Important market categories include factory automation, process automation, transportation (including cars, trucks, mass transit, construction and farm equipment), health care and scientific equipment, and military, aviation, space and telecommunications applications.

The Company considers its large number of customers and the vast scope of existing and potential applications for its products to be a source of the Company's existing business strength and an opportunity for substantial long-term growth.

The Company's brands have been well established in North America for many years and were distributed during the past fiscal year through Sensors & Systems' direct sales force to more than 9,000 different commercial customers, principally in the United States. These customers included both end users and original equipment manufacturers. The value of individual orders from commercial customers- which account for more than three fourths of total sales-is typically less than $100,000.

Sales from continuing operations to the U.S. Government (or prime contractors who manage government funded projects) represented approximately 17% of the Company's sales in fiscal 1998, 22% in fiscal 1997 and 27% in fiscal 1996. No commercial customer accounted for more than 10% of sales in fiscal year 1998, 1997 or 1996. The Company sold approximately 14% of its products in international markets. The Company acquired a European-based manufacturer whose complementary products and established brand identity should increase the Company's penetration of international markets in fiscal year 1999.


The Company also seeks to use its proprietary sensor capabilities to create value-added subsystems or products. The goal is to make such high margin products, enabled by the Company's proprietary technology, a growing part of the Company's business. For example, the Company's success in providing components for pointing and stabilizing telecommunications antennae has led to it exploring the market for a proprietary stabilized platform the Company may offer as a product.

Products and Proprietary Systems

The Company's main product groups may be categorized as follows:

1.      Traditional sensors and complementary products,

2.      Micromachined sensors, and

3. Engineered subsystems (such as inertial measurement units, scanner assemblies, electronic servo control systems, trackballs and cryocoolers)

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

Precision Potentiometers. Similar in basic function to encoders, potentiometers measure motion by analog (not digital) changes in electrical potential. These changes may sometimes be subsequently translated into digital code. Potentiometers are used as economical motion or position-sensing devices for throttle, steering, suspension, and seat and mirror position controls in automobiles and in some heavy equipment, such as earth movers, and construction and farm machinery. They are also used as position sensors in such applications as actuators on molding presses, saw mills and numerous other types of industrial equipment and in oil well logging calipers. Incorporating Sensors & Systems' potentiometer technology with its proprietary shaft encoder technology has resulted in a highly engineered steering wheel position sensor used for intelligent stability control systems for automobiles and steer-by-wire off-road transportation programs.

Magnetic Actuators. Magnetic actuators are used in place of cams or solenoids to achieve precise control of short stroke linear or limited rotary motion. Actuators using very high-energy magnets are also produced for specialized applications requiring intense force, torque or acceleration relative to the size of the device.

Brushless DC Motors. Brushless DC Motors give high performance and efficiency in compact, lightweight packages and ease of interface with microprocessors. The motors, which feature high-energy magnets, are characterized by long life and low acoustic and electrical noise. They are well suited to high speed, high reliability applications, such as in respiration therapy equipment where the risk of dust from a brush motor could be troublesome or where electrical noise could disrupt computers or computer-controlled equipment.

Accelerometers. Accelerometers and rate sensors using traditional mechanical technology (e.g., a moving mass suspended by a pivot and jewel mechanism) rely on the movement of complex machined metallic parts to measure motion.




    Micromachined Sensors:

Rate Sensors and Accelerometers. These products provide precise and reliable measurement of minute linear and angular motion for control, guidance and instrumentation. In general, these devices operate without need for direct linkage to the driving mechanisms. Such measurements are required for heading and attitude reference instruments in aircraft and missiles, stabilization of satellites, pointing and control of antennae on aircraft, ships and other moving platforms, navigation of oil well drill bit assemblies, and for intelligent vehicle stability systems in the automotive industry. In contrast, Sensors & Systems' miniature, solid state accelerometers and rate sensors are based on innovative and proprietary chemical micro-machining of a single element from crystalline quartz using photolithographic methods similar to those used in the manufacture of silicon semiconductor chips. The advantages of quartz rate sensors and accelerometers over traditional mechanical units are increased reliability, reduced size, and lower production and life cycle costs.

BEI GyroChip Sensors. The Company's family of GyroChip quartz rate sensors ("QRS"), developed primarily to accommodate the need for reliable and high precision yet economical gyros, have found use in such varied requirements as navigation of autonomous (robotic) guided vehicles, ocean buoy and sea-state monitoring, and stabilization of pointing systems for antennas and optical systems. The most frequent use of GyroChip units is as yaw sensors in stability control or spinout prevention systems for automobiles (the automotive quartz rate sensor or "AQRS"). GyroChip sensors provide performance suitable for commercial applications while offering ruggedness, longer life and smaller size at a lower cost than military versions of quartz rate sensors.

Pressure Sensors. Pressure sensors measure absolute or differential pressure from vacuum to 10,000 psi. Various sensing technologies are used including silicon micromachined systems used for commercial and industrial markets. The Company provides standard products as well as application specific solutions to pressure measurement requirements.

Micro-Electromechanical Systems (MEMS). MEMS are a new category of ultra small devices, usually micro-machined from crystalline materials such as quartz or silicon. The GyroChip sensors and other quartz devices discussed above are examples of MEMS currently being sold by Technologies. Management expects the Company's MEMS research and development programs to lead to new devices for sensing motion, pressure and other physical parameters.

Engineered Subsystems:

Inertial Measurement Units (IMU's). These subsystems are a fundamental element of virtually all inertial navigation and position or attitude reporting systems. Even systems that rely on the Global Positioning Satellite (GPS) network frequently must have an IMU built in to assure a back up in case the GPS signal is interrupted. Technologies' quartz rate sensors have made new breakthroughs in size, reliability and cost for the proprietary IMU subsystems it sells.

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

Backlog

Backlog of the Company's continuing business, conducted by Sensors & Systems, at October 3, 1998 and at September 27, 1997, was $58,854,000 and $46,696,000, respectively.

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

Backlog includes aggregate contract revenues remaining to be earned by the Company, principally over the next twelve months, for scheduled deliveries under existing contracts. Some contracts undertaken by Sensors & Systems extend beyond one year. Accordingly, portions of certain contracts are carried forward from one year to the next as part of backlog. Approximately 87% of the backlog as of October 3, 1998 is scheduled for shipment during fiscal 1999; all of the remainder of the backlog is scheduled for shipment during fiscal 2000.

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

Competition

Competitors for various products offered by the Company are found among certain divisions or product lines of large, diversified companies such as Allied-Signal, Danaher Corp., Honeywell, Litton, Rockwell International and Panasonic. There are smaller or product-specific companies, some of whose products compete, including Sensor Systems LLC, CTS Corp., Dynamics Research Corp., Heidenhain, Kollmorgen, Kulite Semiconductor, Pacific Scientific, Servo Magnetics Corp., Bourns, and Druck, Inc.

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

The Company's production of automotive yaw sensors requires scaling-up its normal production to the quantities required by the automobile market. The Company has initiated production engineering measures to support the fabrication, assembly, and testing of new sensors in the appropriate quantities. There can be no assurance that the Company will be able to produce the required quantities on time or in sufficient amounts to satisfy demand. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Risk Factors -- Limited Manufacturing Experience; Scale-Up Risk; Product Recall Risk."

Research and Development

The major research and development focus has been to improve performance and yield of existing products, with special emphasis on the quartz sensors used in high accuracy IMU's and high volume yaw rate sensors for the automotive industry. Substantial effort has also been devoted to the development of manufacturing methods necessary to deliver competitive prices and quality in the automotive market. Other development has focused on expanding applications of existing sensors and utilizing the Company's various complementary products to create the capability to electronically stabilize platforms.

The Company has also produced prototypes of future products incorporating silicon MEMS geared towards next generation requirements for automotive, medical, industrial and aerospace markets.

Management of the Company believes that its future success will depend in part on its ability to continue to enhance its existing products, and to develop and introduce new products that maintain technological leadership, meet a wider range of customer needs and achieve market acceptance. Accordingly, the Company's internally funded research, development and related engineering expenditures were approximately $6.4 million, $4.9 million and $3.6 million in fiscal 1998, 1997 and 1996, respectively. In addition, customer funded research and development expenditures charged to cost of sales were $0.9 million, $1.1 million and $3.0 million, respectively, for the same periods. Development of the quartz rate sensor comprised most of prior years' customer funded research and development expenditures. As these sensors have gone from development to production, there has been a corresponding decrease in customer funded research and development expenditures.

Employees

As of October 3, 1998, the units comprising Technologies had 1,107 employees, including 125 in research, development and engineering, 69 in administration, 76 in marketing and sales, and 837 in operations. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. The Company's employees are not covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

Intellectual Property

The Company relies primarily upon trade secrets and know-how to develop and maintain its competitive position. In addition, the Company and its subsidiaries own 77 U.S. patents and 87 foreign patents with expiration dates ranging from December 1998 to August 2015. Because many of these patents relate to technology that is important to certain of the Company's products, the Company considers these patents to be significant to its business.

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

Environmental Matters

The Company uses certain controlled or hazardous materials in its research and manufacturing operations and, as a result, is subject to federal, state and local regulations governing the storage, use and disposal of such materials. Management of the Company believes that it is currently in compliance with such laws and regulations, and that the cost of such compliance has not had a material effect on the Company's capital expenditures, earnings or competitive position, and is not expected to have a material adverse effect in the foreseeable future.

Government Regulation

The Company is subject to significant regulation by the U.S. Government with respect to a variety of matters affecting its business, including the matters set forth below and as discussed in the "Risk Factors--Contracting with the U.S. Government" below.

Facility Security Clearance

The Company has several facility security clearances from the U.S. Government. A portion of the Company's net sales in fiscal 1998, 1997 and 1996 was derived from work for which this clearance was required. Continuation of this clearance requires that the Company remain free from foreign ownership, control or influence (FOCI). In addition, the Company is required to comply with the regulations promulgated by the Defense Investigative Service (DIS), which relate, in large part, to the Company's control of classified documents and other information. Management does not believe that there is presently any substantial risk of FOCI or DIS noncompliance that would cause any of its security clearances to be revoked.

Regulation of Foreign Sales

Certain of Sensors and Systems' exports are subject to restrictions contained in the U.S. Department of State's International Traffic in Arms Regulations and require export licenses in order to be sold abroad. Non-defense related foreign sales are generally governed by the Bureau of Export Administration of the U.S. Commerce Department , which also frequently requires export licenses. The Company's net sales from continuing operations to foreign customers constituted approximately 14.0%, 11.8% and 11.3% of revenues for fiscal 1998, 1997 and 1996, respectively. To date, the Company has not experienced any significant difficulties in obtaining the requisite licenses. In addition, the Company is subject to the Foreign Corrupt Practices Act, which prohibits payments or offers of payments to foreign officials for the purpose of influencing an act or decision by a foreign government, politician or political party in order to assist in obtaining, retaining or directing business to any person.

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

Limited Manufacturing Experience; Scale-Up Risk; Product Recall Risk

Technologies is continuing the process of scaling up production of its automotive yaw sensors for the quantities required by the automobile market. The Company has relatively limited experience in large-scale manufacturing. The Company currently manufactures moderate quantities of its automotive quartz rate sensor in the Concord, California facility. The Company has encountered difficulties in scaling up production of the AQRS, including problems involving production yields, component supplies and shortages of qualified personnel. There can be no assurance that future manufacturing difficulties or product recalls, either of which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

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

Dependence Upon Key Suppliers

Although the majority of the components used in Company products are available from multiple sources, several components are built or provided to Technologies' specifications. Such components include quartz, supplied by Sawyer Research Products, Inc.; scanner motors, supplied by Litton Industries, Inc.; four types of ASIC's, supplied by National Semiconductor Corporation, Orbit Semiconductor, Honeywell Inc. and Semtech Corp.; and two types of LED's, supplied by Optek Technology, Inc. and Opto Diode Corp. While the Company currently relies on single suppliers for these components, in each instance, the Company is aware of alternative suppliers and believes the components could be manufactured by these alternative suppliers with minimal supply reduction should the need arise to change vendors. To date, the Company has not experienced any significant interruptions in the supply of these components, but there can be no assurance that there will not be a significant disruption in the supply of such components in the future, or in the event of such disruption, that the Company will be able to locate alternative suppliers of the components with the same quality at an acceptable price. An interruption in the supply of components used in the manufacture of the Company's products, particularly as the Company scales up its manufacturing activities in support of commercial sales, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Customers

Approximately 10% of the net sales of the Company in fiscal 1998 were to two customers for the automotive quartz rate sensor product used in automobile stability systems. This concentration is expected to expand in fiscal 1999 and beyond under contracts with these two customers. The Company continues to increase production of the AQRS (see "Business - Risk Factors - Limited Manufacturing Experience; Scale-Up Risk; Product Recall Risk") to meet the requirements of these contracts. There can be no assurance that the Company will be able to retain these contracts or that the product will continue to achieve continuing growth beyond the end of the current contracts, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Contracting with the U.S. Government

Approximately 17%, 22% and 27% of the net sales of units comprising the continuing operations of Technologies in fiscal 1998, 1997 and 1996, respectively, were derived from contracts with the U.S. Government or under subcontract to other prime contractors to the U.S. Government. Because a significant portion of Technologies' business is derived from contracts with the Department of Defense or other agencies of the U.S. Government, the Company's business is sensitive to changes in U.S. Government spending policies which can have significant variations from year to year. At various times, the Company's results have been adversely affected by contract cutbacks and there can be no assurance that the Company's results of operations will not in the future be materially and adversely affected by changes in U.S. Government procurement policies or reductions in U.S. Government expenditures for products furnished by the Company.

Under applicable regulations, various audit agencies of the U.S. Government conduct regular audits of contractors' compliance with a variety of U.S. Government regulations. The U.S. Government also has the right to review retroactively the cost records under most U.S. Government contracts. Contract prices may be adjusted in the event the U.S. Government determines that the Company submits incomplete, inaccurate or obsolete cost or pricing data. Government contracts and subcontracts generally provide for either a fixed price, negotiated fixed price or cost-plus-fixed-fee basis for remuneration. The majority of the contracts with the U.S. Government are competitive fixed price or negotiated fixed price contracts, although cost-plus-fixed-fee contracts were approximately 3% of the Company's net sales from continuing operations in fiscal 1998. For fixed price contracts, the Company bears the risk of cost overruns and derives the benefits from cost savings. As a result, greater risks are involved under fixed price contracts than under cost-plus contracts because failure to anticipate technical problems, estimate costs accurately or control costs during contract performance may reduce or eliminate the contemplated profit or may result in a loss.

All U.S. Government contracts contain termination clauses that allow the contract to be terminated either for contractor default or for the convenience of the U.S. Government. In the event of termination for the convenience of the Government, the clause typically provides that the contractor will receive payment for work-in-progress, including profit. To date, termination of Sensors & Systems' contracts by the U.S. Government has not had any significant effect on the Company's financial results. However, no assurance can be given that such terminations will not have a materially adverse effect on the Company's results of operations in the future.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Title                        Date
---------------------------  ---------------------------------------  ---------------
          *                  President, Chief Executive               January 5, 1999
---------------------------  Officer and Chairman of the Board of
(Charles Crocker)            Directors (Principal Executive Officer)


          *                  Director                                 January 5, 1999
---------------------------
(Richard M. Brooks)


          *                  Director                                 January 5, 1999
---------------------------
(George S. Brown)


/s/ Robert R. Corr           Secretary, Treasurer & Controller        January 5, 1999
---------------------------  (Principal Accounting Officer)
(Robert R. Corr)


          *                  Director                                 January 5, 1999
---------------------------
(C. Joseph Giroir, Jr.)


          *                  Director                                 January 5, 1999
---------------------------
(William G. Howard, Jr.)


          *                  Director                                 January 5, 1999
---------------------------
(Asad M. Madni)


          *                  Director                                 January 5, 1999
---------------------------
(Robert Mehrabian)


/s/ Gary D. Wrench           Senior Vice President, Chief             January 5, 1999
---------------------------  Financial Officer and Director
(Gary D. Wrench)


             *  By: /s/ Gary D. Wrench                                 January 5, 1999
                ----------------------
                (Gary D. Wrench)
                ATTORNEY-IN-FACT




















































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































    Print ASCII file to Edgar Directory
\e  {GOTO}a:a1~/WCS240~{CALC}/PF{ESC}c:\edgar\
    Bei9810k~
    RCARall~OOUML0~MR240~QAGQ/WCS71~

    NOTE:  Format text at 71 column width for ease of paper printing later


    Import ASCII text Files for Inclusion in 10-K
\i  /FIT{ESC}c:\edgar\10kinput\~{NAME}


    Build
\B  /FIT{ESC}c:\copy\~{NAME}