Form 10-K/A
period 1998-10-03
BEI TECHNOLOGIES INC
filed 1999-02-01
CIK 1041866

==========================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                 ( Amendment No. 2)

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

                              EXPLANATORY STATEMENT

This Amendment No. 2, filed on Form 10-K/A, to the Company's Form 10-K for the fiscal year ended October 3, 1998, contains Part III, Items 10, 11,
12 and 13 of the Form 10-K.

                       TABLE OF CONTENTS
                                                                    Page
PART III

Item 10.        Directors and Executive Officers
                of the Registrant                                      3

Item 11.        Executive Compensation                                 3

Item 12.        Security Ownership of Certain Beneficial
                Owners and Management                                 10

Item 13.        Certain Relationships and Related Transactions        12

Signatures                                                            13

                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to the directors and executive officers is set forth in Part I of the report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended
(the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 3, 1998, the Company's officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

During fiscal 1998, each non-employee director of the Company received a monthly fee of $1,000. Each non-employee director of the Company also received a fee of $500 for each Board meeting attended and for each committee meeting attended by that committee member and a fee of $250 for each telephone conference Board meeting in which such director participated. In the fiscal year ended October 3, 1998, the total compensation paid by the Company to non-employee directors for services as directors was $71,500. The members of the Board of Directors are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

Nonstatutory stock options to purchase 10,735, 42,539 and 10,735 shares of the Company's Common Stock were issued to Mr. Brooks, Mr. Brown and
Mr. Giroir, respectively, when, as a result of the Distribution and their agreement to become members of the Technologies' Board of Directors, they were issued options exercisable for Technologies Common Stock in exchange for the options exercisable for Electronics Common
Stock they had held prior to the Distribution. The shares subject to the options have an exercise price of $4.076 per share and were granted on October 27, 1997. The closing price of the Company's Common Stock on the Nasdaq National Market System on that day was $11.875. The vesting provisions and term of the options remained the same as those issued by Electronics which were exchanged. The shares subject to the options vest annually over three years. The options expire May 2, 1999. Compensation of Executive Officers.

        Summary of Compensation

The Company was organized under the laws of the state of Delaware on June 30, 1997 as a wholly-owned subsidiary of BEI Electronics, Inc., subsequently renamed BEI Medical Systems Company, Inc. ("Electronics").
The Company began independent operations on September 28, 1997 as a result of the distribution by Electronics of all of the outstanding stock of the Company to the stockholders of Electronics (the "Distribution"). For further information about the Distribution, see the Company's Form 10-12g " General Form for Registration of Securities", as amended (File No. 0-22799) (the "Form 10"), the Company's Form 10-K Annual Report for the fiscal year ended September 27, 1997 (the "10-K") and Note 1 of "Notes to Consolidated Financial Statements" included in the 10-K.

As noted above, the Company became an independent public company on September 27, 1997 as a result of the Distribution. Prior to that date, the businesses of the Company were controlled by Electronics and all compensation decisions for persons who are now executive officers of the Company were determined by Electronics.

The following table shows, for the fiscal years ended October 3, 1998, September 27, 1997 and September 28, 1996, compensation awarded or paid to or earned by the Company's Chief Executive Officer and its four other most highly compensated executive officers (the "Named Executive Officers") for services rendered by them as executive officers of Technologies in the fiscal year ended October 3, 1998 and of Electronics in the fiscal years ended September 27, 1997 and September 28, 1996. The Named Executive Officers held positions with Electronics in fiscal years 1997 and 1996 which were comparable in scope and responsibility to those held in the Company at the end of fiscal 1998. The Named Executive

Officers did not earn compensation from the Company in fiscal 1997 and the Company did not exist in fiscal 1996. The amounts reported below for fiscal 1997 and 1996 were earned by the individuals for services rendered to Electronics in those years and were paid by that entity.

Summary Compensation Table
                                                Long Term
                                   Annual               Compensation
                                   Compensation(l)         Awards
                                                         Restricted                   Securities
                                                           Stock         All Other    Underlying
    Name and                            Salary(2)  Bonus   Awards(3)  Compensation(4)   Options
 Principal Position             Year      ($)      ($)       ($)             ($)           (#)
Mr. Charles Crocker             1998    341,725   40,000           0       6,158             0
   Chairman of the Board,       1997    341,400   50,000           0       4,707             0
   President and Chief          1996    260,775   35,000           0       3,252             0
   Executive Officer

Mr. Gary D. Wrench              1998    298,020   40,000           0       6,158        62,696
   Senior Vice President and    1997    282,000   80,000      63,750       5,102             0
   Chief Financial Officer      1996    264,000   35,000      48,750       4,370             0

Dr. Asad M. Madni               1998    303,406   40,000     120,000       6,240        21,472
   Vice President               1997    290,239   65,000     315,000       5,823             0
   President, BEI Sensors &     1996    239,312   95,000      65,000       5,488             0
   Systems Company, Inc.

Dr. Lawrence A. Wan             1998    244,922   13,500      84,000       8,840             0
   Vice President,              1997    217,043   33,000      53,125       8,463             0
   Corporate Technology         1996    190,922   45,000      26,000       7,792             0

Mr. Robert R. Corr              1998    167,400   20,000      60,000       5,609         6,441
   Secretary, Treasurer         1997    159,600   45,000      31,875       4,400             0
   and Controller               1996    149,600   16,000      13,000       3,681             0


(1) As permitted by rules promulgated by the Commission, no amounts are shown for "Other Annual Compensation" because no Named Executive
Officer received "perquisites" in an amount exceeding the lesser of 10 % of bonus plus salary or $50,000.

(2) Includes annual cash payments designated as automobile allowances, which did not exceed $12,000 for any individual in any year; also includes amounts earned but deferred at the election of the Named
Executive Officer pursuant to the Company's Deferred Compensation
Plan, and includes $31,550 of accrued vacation pay deferred by Dr.
Madni.

(3) Represents the dollar value of shares awarded, calculated by multiplying the market value based on the closing sales price on the date of grant by the number of shares awarded. As a result of the Distribution each holder of restricted stock granted under Electronics' 1992 Restricted Stock Plan ("Electronics Restricted Stock") received vested and unvested shares of the Company's Common Stock in amounts equal to the number of vested and unvested shares of Electronics Restricted Stock held by such holder on the record date for the Distribution. At October 3, 1998, the aggregate holdings and value of restricted stock held by the Named Executive Officers (based on the number of shares held at fiscal year-end multiplied by the closing sales price of the Company's Common Stock as reported on the Nasdaq National Market on October 2, 1998) was as follows: Mr. Wrench, 13,868 shares, valued at $104,000; Dr. Madni, 70,267 shares, valued at $527,003; Dr. Wan, 26,250 shares, valued at $196,875; Mr. Corr, 17,200 shares, valued at $129,000. The restrictions on awards of restricted stock lapse with respect to 15% of the total number of shares per year on the first, second, third, fourth and fifth anniversaries of the date of grant and with respect to the remaining shares subject to such award on the sixth anniversary of the date of grant. Dividends are paid on shares of restricted stock when, as and if the Board declares dividends on the Common Stock of the Company.


(4)     Includes $4,800, $4,800, $3,559, $4,222, and $4,774 paid in fiscal
1998 to Messrs. Crocker, Wrench, Madni, Wan and Corr, respectively, and $3,253, $3,648, $3,675, $3,884 and $3,549 paid in fiscal 1997 and $2,078, $3,000, $2,999, $3,164 and $2,988 paid in fiscal 1996 to
Messrs. Crocker, Wrench, Madni, Wan and Corr, respectively, as a normal contribution pursuant to the Company's Retirement Savings
Plan. The remaining sum for each Named Executive Officer is attributable to premiums paid by the Company for group term life insurance.

        Stock Option Grants and Exercises

The Company granted options to its executive officers and key employees under the 1997 Equity Incentive Plan. In connection with the Distribution, holders of options to purchase Common Stock of Electronics that were not exercised prior to the Distribution had such options converted to vested and unvested incentive stock options and nonstatutory stock options, as appropriate, to purchase the Company's Common Stock issued under the 1997 Equity Incentive Plan. The number of shares of the Company's Common Stock subject to options issued in the conversion was determined by criteria which included the aggregate fair market value of the option on Electronics' Common Stock immediately prior to the Distribution and the intent to issue options on the Company's Common Stock that were not more favorable to the holder than those options held on Electronics' Common Stock that converted as a result of the Distribution.
For further information, see "The Distribution -- Other Consequences of the Distribution -- Stock Options" in the Information Statement included as an exhibit to the Company's Form 10. The Company has not issued any stock appreciation rights. As of December 31, 1998, options to purchase a total of 403,059 shares had been granted and were outstanding under the 1997
Equity Incentive Plan and options to purchase 732,000 shares remained available for grant thereunder. The following tables show, for fiscal
1998, certain information regarding options for the Company's Common Stock granted to, exercised by, and options held at year-end by the Named Executive Officers.

                          OPTION GRANTS IN FISCAL YEAR 1998



                                                                    Potential Realizable Value at
             Number of   % of Total                                 Assumed Annual Rates of Stock
             Securities    Options              Market              Price Appreciation for Option
             Underlying  Granted to            Price at                       Term(3)
               Options    Employees  Exercise  Date of   Expira-
               Granted    in Fiscal   Price     Grant     tion
   Name         (#)(1)     Year (2)   ($/Sh)    ($/Sh)    Date       0%          5%         10%

Mr. Crocker         0         --        --       --        --        --          --         --

Mr. Wrench     62,696(4)    22.8%     4.0760   11.875    5/02/99   488,966    528,711    569,913

Dr. Madni      21,472(4)     7.8%     6.7540   11.875   10/01/02   109,958    140,429    177,319

Dr. Wan             0         --        --       --        --        --          --         --

Mr. Corr        6,441(4)     2.3%     7.9180   11.875   5/15/01    25,487     30,434     36,060


(1) Options generally vest annually over a 3-year period. The options will fully vest upon a change in control, as defined in the Company's 1997 Plan.

(2) Based upon options to purchase 275,436 shares issued to employees in fiscal year 1998. Does not include 64,009 options issued to directors in fiscal year 1998.

(3) The potential realizable value is based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually for the entire term of the option and the option is exercised solely on the last day of its term for the appreciated price. These amounts represent certain assumed rates of appreciation less the exercise price, in accordance with the rules of the SEC, and do not reflect the Company's estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company's Common Stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

(4) In connection with the Distribution, the Company issued options to purchase a total of 339,445 shares of the Company's Common Stock in exchange for options to purchase shares of Electronics Common Stock that were outstanding at the time. The new options issued by the Company were priced based upon a conversion factor that reflected the original exercise price of the options issued by Electronics, vest in accordance with the vesting schedule of the options replaced, and assume the same expiration date as the original options issued by Electronics. At the time of the exchange, all of the options issued to the Named Executive Officers were fully vested.

        Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values


                                        Number of Securities   Value of Unexercised In-
             Shares                    Underlying Unexercised    the-Money Options at
          Acquired on      Value       Options at FY-End (#)           FY-End($)
           Exercise      Realized           Exercisable/             Exercisable/
   Name      (#)(1)         ($)           Unexercisable(2)         Unexercisable(3)

Mr. Crocker    0             0                  0/0                     0/0

Mr. Wrench  22,696        338,715            40,000/0               206,960/0

Dr. Madni   21,472        247,142               0/0                     0/0

Dr. Wan        0             0                  0/0                     0/0

Mr. Corr       0             0                6,441/0                 8,579/0


(1) The number of shares of the Company's Common Stock received upon exercise of underlying options.

(2)     Includes both "in-the-money" and "out-of-the-money" options.

(3) The fair market value of the underlying shares of the Company's Common Stock on October 3, 1998, less the exercise price.

                    Management Incentive Bonus Plan

The Company's Board of Directors adopted a Management Incentive
Bonus Plan for fiscal 1998 ("MIB Plan") covering employees of the Company and Sensors & Systems. On the basis of goals relating to return on equity, and subject to predetermined limits under the MIB Plan, the Company's Compensation Committee will, in its discretion, determine a bonus fund for each company following the end of the year. Based upon recommendations from management of each company, the Compensation
Committee may, in its discretion, approve individual awards to employees of the respective companies, subject to final approval by the Company's Board of Directors.

Incentive awards totaling approximately $461,500 were made with respect to the Company's fiscal year 1998. The amounts of such incentive payments to the Named Executive Officers are included in the "Bonus" column of the "Summary Compensation Table" under "Executive Compensation."

                         Employment Agreements

The employment arrangements between the Company and Mr. Wrench, Senior Vice President, Chief Financial Officer and a director of the Company, provide that if Mr. Wrench is terminated by the Company, he will receive from the Company his then full-time current salary for 12 months after such termination.

The employment arrangements between the Company and Dr. Madni, Vice President of the Company and President of Sensors & Systems, renew annually on the anniversary date of the agreement. They further provide that if the Company terminates him without cause or a change in control of the Company occurs, and he executes a general release of liability, Dr. Madni will receive from the Company his then current full-time salary and medical, dental and life insurance benefits for the 12 months following the termination of his employment, his annual bonus prorated to the date of termination of his employment and an amount equal to the average of the bonuses paid Dr. Madni over the prior 3 completed fiscal years. The employment arrangements include an agreement that Dr. Madni will refrain from activities of a competitive nature for a period of 2 years after termination of his employment with the Company.

          Executive Change of Control Benefits Agreements

The Company has entered into Executive Change of Control Benefits Agreements (the "Change of Control Agreements") with Messrs. Crocker, Corr, Madni, Wan and Wrench. Pursuant to the terms of the Change of Control Agreements, each executive officer would receive a single payment equal to the sum of his annual salary and the average of his annual bonuses for the prior three years upon the occurrence of a voluntary termination of employment by the employee or an involuntary termination of employment without cause within 12 months after a change in control of the Company, as defined in the Change of Control Agreements. In addition, the Company would pay medical benefits on behalf of the executive officer and his dependents until the executive officer is again employed, but not longer than 18 months.

Report of the Compensation Committee of the Board of Directors (1)

        The Compensation Committee is composed of Messrs. Brown, Brooks and Giroir. The Committee is responsible for, among other things, setting the compensation of executive officers, including any stock based awards to such individuals under the Company's 1997 Equity Incentive Plan.

Executive Compensation Principles

        The Committee seeks to compensate executive officers in a manner designed to achieve the primary goal of the BEI Technologies, Inc. stockholders - increased stockholder value. In furtherance of this goal, the Committee determined a compensation package that took into account both competitive and performance factors. Annual compensation of Technologies executives is composed of salary and bonus, an approach consistent with the compensation programs of most electronics companies.
A substantial portion of the cash compensation of each executive officer is contingent upon Technologies' performance. Bonuses, therefore, could be substantial, could vary significantly from year to year, and could vary significantly among executive officers. The Company's Compensation Committee continues to follow this approach and to be guided by the same principles. Stock-based awards also continue to be a part of the Technologies' executive officers compensation.

Base Salary

        The Compensation Committee determined salaries for fiscal 1998 at its meeting of November 24, 1997, for all executive officers. In adjusting the base salary of the executive officers, the Committee examined both competitive and qualitative factors relating to corporate and individual performance. In connection with its examination of competitive factors, the Committee reviewed an independent survey of base salaries paid by other electronics companies of comparable size. In many instances, assessment of qualitative factors necessarily involved a subjective assessment by the Committee. In determining salary adjustments for executive officers for fiscal 1998, the Committee relied primarily on the evaluation and recommendation of Mr. Crocker of each officer's responsibilities for fiscal 1998 and performance during fiscal 1997.

Management Incentive Bonus Plan

        The Company's Board of Directors adopted a Management Incentive Bonus Plan (the "MIB Plan") for fiscal 1998 covering employees of the Company and of Sensors & Systems Company. On the basis of goals relating to return on equity, and subject to predetermined limits under the MIB Plan, the Company's Compensation Committee will, in its discretion, determine a bonus fund for each company following the end of the year. Based upon recommendations from the management of each company, the Compensation Committee may, in its discretion, approve awards to employees of the respective companies, subject to final approval of the Company's Board of Directors.

        Incentive awards totaling $461,500 were made with respect to the Company's fiscal 1998 year. Of that amount, $153,500 was awarded to the Named Executive Officers.

Chief Executive Officer Compensation

        In general, the factors utilized in determining Mr. Crocker's compensation were similar to those applied to the other executive officers in the manner described in the preceding paragraphs; however, a significant percentage of his potential earnings was and continues to be subject to consistent, positive, long-term performance of the Company.

Long Term Incentives

        The Company intends to use the 1997 Equity Incentive Plan to further align the interests of stockholders and management by creating common incentives based on the possession by management of a substantial economic interest in the long-term appreciation of the Company's stock.
In determining the number of shares of Company common stock to be granted to an executive officer pursuant to a restricted stock award or subject to a stock option, the Committee will take into account the officer's position and level of responsibility with the Company, the officer's existing holdings,


(1)
This Section is not "soliciting material," is not deemed "filed" with the Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

the potential reward to the officer if the stock appreciates in the public market, the incentives to retain the officer's services to the Company, the competitiveness of the officer's overall compensation arrangements and the performance of the officer. Based on a review of this mix of factors for fiscal 1998, the Committee granted incentive stock options to Mr. Wrench (4,000 shares), Mr. Corr (3,000 shares), Dr. Madni (5,000 shares) and Dr. Wan (3,500 shares). In addition, the Committee awarded restricted stock grants to Mr. Wrench (4,000 shares), Mr. Corr (3,000 shares), Dr. Madni (5,000 shares) and Dr. Wan (3,500 shares).

        Section 162(m) of the Internal Revenue Code (the "Code") limits the Company to a deduction for federal tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Committee has determined that stock options granted under the Company's 1997 Plan with an exercise price at least equal to the fair market value of the Company's Common Stock on the date of grant shall be rated as "performance-based compensation."

George S. Brown         Richard M. Brooks         C. Joseph Giroir, Jr.



                   Performance Measurement Comparison(1)

     The following graph shows the value of an investment of $100 in cash on October 8, 1997, the first day of regular way trading on Nasdaq, of
(i) the Company's Common Stock, (ii) the Nasdaq Stock Market Index (U.S. Companies) and (iii) the Dow Jones Diversified Technology Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the last trading day of the applicable calendar quarter(2):

                       Comparison Of 4 Quarter Cumulative Total Return On Investment

                                        BEI Technologies, Inc.
                                       Proxy Performance Graph
                                     For the Year Ended 10/03/98

                                     (PLOT POINTS CHART OMITTED)

                                      OCTOBER 8,    DECEMBER 31,    MARCH 30,    JUNE 30,   SEPTEMBER 30,
(TOTAL RETURN INDEX)                     1997           1997           1998        1998         1998
---------------------------------------------------------------------------------------------------------
BEI Technologies, Inc.                  $100.00        $93.00        $129.00     $146.00       $57.00
NASDAQ U.S. Companies                   $100.00        $94.00        $110.00     $113.00      $102.00
Dow Jones Diversified Technology        $100.00        $91.00        $103.00      $92.00       $76.00


(1) This Section is not "soliciting material," is not deemed "filed" with the Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) The Company operates on a fiscal year ending on the Saturday nearest September 30. The quarter end dates in the table above do not necessarily coincide with the Company's fiscal quarter end dates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information regarding the ownership of the Company's Common Stock as of December 31, 1998 by: (i)
each director; (ii) each of the executive officers named in the Summary
Compensation Table; (iii) all executive officers and directors of the
Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                     Beneficial
                                                    Ownership(1)

                                                Number of     Percent of
    Beneficial Owner                            Shares        Total(2)
Mr. Charles Crocker(3)                          1,557,904       21.1%
   One Post Street
   Suite 2500
   San Francisco, CA
Hollybank Investments, LP(4)                      686,000        9.3%
   One Financial Center, Suite 1600
   Boston, MA
Brinson Partners, Inc.(5)                         611,400        8.3%
   209 S. LaSalle Street
   Chicago, IL
Dimensional Fund Advisors, Inc.(6)                489,400        6.6%
   1299 Ocean Avenue
   11th Floor
   Santa Monica, CA
Mr. Richard M. Brooks(7)                           10,735         *
Mr. George S. Brown(7)(8)                          43,667         *
Mr. Robert R. Corr(7)(11)                          39,641         *
Mr. C. Joseph Giroir, Jr.(7)                       10,735         *
Dr. William G. Howard, Jr.(7)                       4,000         *
Dr. Asad M. Madni(7)                               80,267        1.1%
Dr. Robert Mehrabian(7)                             5,500         *
Dr. Lawrence A. Wan(7)                             33,250         *
Mr. Gary D. Wrench(7)(9)                           99,468        1.3%
All executive officers and directors
   as a group (10 persons)(10)                  1,885,167       25.2%

*       Less than one percent.


(1) This table is based upon information supplied by officers, directors and principal stockholders of the Company and upon any Schedules 13D or 13G filed with the Securities and Exchange Commission (the
"Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2) Applicable percentages are based on 7,396,329 shares outstanding on December 31, 1998, adjusted as required by rules promulgated by the Commission.

(3) Includes 400,000 shares held by Mr. Crocker as trustee for his adult children, as to which Mr. Crocker disclaims beneficial ownership.
Also includes 54,936 shares held in a trust of which Mr. Crocker is beneficiary and sole trustee. Mr. Crocker, acting alone, has the power to vote and dispose of the shares in each of these trusts.


(4) Represents shares held by Hollybank Investments, LP ("Hollybank") which has the sole power to vote and dispose of the shares held by it, and includes 52,000 shares held by Dorsey R. Gardner, general partner of Hollybank, who has the sole power to vote and dispose of his shares. Mr. Gardner, as general partner of Hollybank, may be deemed to beneficially own shares held by Hollybank. Except to the extent of his interest as a limited partner in Hollybank, Mr.
Gardner disclaims such beneficial ownership.

(5) Represents shares held by Brinson Partners, Inc. ("Partners") which has the sole power to vote and dispose of the shares held by it and shares held by Brinson Trust Company ("Trust") which has the sole power to vote and dispose of the shares held by it. Trust is a wholly-owned subsidiary of Partners which is a wholly-owned subsidiary of Brinson Holdings, Inc. ("Holdings"). Holdings may be deemed to share the power to vote and dispose of all shares held by Partners and Trust, and Partners may be deemed to share the power to vote and dispose of all shares held by itself or Trust. Therefore, both Holdings and Partners each may be deemed a beneficial owner of all the shares held by Partners and Trust.

(6)     Represents shares held by Dimensional Fund Advisors, Inc., DFA
Investment Dimensions Group Inc. and The DFA Investment Trust
Company. Officers of Dimensional Fund Advisors, Inc. have sole power to vote and dispose of shares beneficially owned by it, including shares held by DFA Investment Dimensions Group Inc. and The DFA Investment Trust Company.

(7) Includes shares which certain officers and directors have the right to acquire within 60 days after the date of this table pursuant to outstanding options as follows: Mr. Brooks, 10,735 shares; Mr.
Brown, 22,539 shares; Mr. Corr, 6,441 shares; Mr. Giroir, 10,735 shares; Mr. Wrench, 40,000 shares; and all executive officers and directors as a group, 90,450 shares. Also includes shares which certain officers and directors have the right to vote pursuant to unvested portions of restricted stock awards as follows: Mr. Corr, 12,159 shares; Dr. Howard, 4,000; Dr. Madni, 50,307 shares; Dr.
Mehrabian, 4,000; Dr. Wan, 17,019 shares; Mr. Wrench, 12,325 shares;
and all executive officers and directors as a group, 99,810 shares.

(8) Includes 21,128 shares held in a revocable trust of which Mr. Brown and his wife, Mildred S. Brown, are beneficiaries and sole trustees.
 Mr. and Mrs. Brown, acting alone, each have the power to vote and dispose of such shares.

(9) Includes 45,276 shares held in a revocable trust of which Mr. Wrench and his wife, Jacqueline Wrench, are beneficiaries and sole trustees. Mr. and Mrs. Wrench, acting alone, each have the power to vote and dispose of such shares. Also includes 20,743 shares which Mr. Wrench, acting alone, has power to vote and dispose of.

(10)    Includes the shares described in the Notes above.

(11)    Includes 15,046 shares held jointly by Mr. Corr and his wife, Wendy
A. Corr. Mr. and Mrs. Corr, acting alone, each have the power to vote and dispose of such shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                       Certain Transactions

The Company's By-Laws provide that the Company will indemnify its directors and executive officers and may indemnify its other officers, employees and other agents to the extent not prohibited by Delaware law.
Under the Company's By-Laws, indemnified parties are entitled to indemnification for negligence, gross negligence and otherwise to the fullest extent permitted by law. The By-Laws also require the Company to advance litigation expenses in the case of stockholder derivative actions or other actions, against an undertaking by the indemnified party to repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification.

        Compensation Committee Interlocks and Insider Participation

As noted above, the Compensation Committee consists of Messrs.
Brown, Brooks and Giroir.  Mr. Brown retired in July 1990 as President of
Electronics and served as a consultant to the Company until June 30, 1997.
Mr. Giroir served as Corporate Secretary of Electronics until February
1995 for which he received no compensation in addition to that received as director's fees.


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                BEI TECHNOLOGIES, INC.


                                        By:     /S/ Robert R. Corr
                                                ------------------------
                                                Robert R. Corr
                                                Secretary, Treasurer and
                                                Controller
                                                January 29, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                            Title                        Date
---------------------------  ---------------------------------------  ---------------
          *                  President, Chief Executive               January 29, 1999
---------------------------  Officer and Chairman of the Board of
(Charles Crocker)            Directors (Principal Executive Officer)


          *                  Director                                 January 29, 1999
---------------------------
(Richard M. Brooks)


          *                  Director                                 January 29, 1999
---------------------------
(George S. Brown)


/s/ Robert R. Corr           Secretary, Treasurer & Controller        January 29, 1999
---------------------------  (Principal Accounting Officer)
(Robert R. Corr)


          *                  Director                                 January 29, 1999
---------------------------
(C. Joseph Giroir, Jr.)


          *                  Director                                 January 29, 1999
---------------------------
(William G. Howard, Jr.)


          *                  Director                                 January 29, 1999
---------------------------
(Asad M. Madni)


          *                  Director                                 January 29, 1999
---------------------------
(Robert Mehrabian)


/s/ Gary D. Wrench           Senior Vice President, Chief             January 29, 1999
---------------------------  Financial Officer and Director
(Gary D. Wrench)


             *  By: /s/ Gary D. Wrench                                January 29, 1999
                ----------------------
                (Gary D. Wrench)
                ATTORNEY-IN-FACT