Form 10-Q
period 1999-01-02
BEI TECHNOLOGIES INC
filed 1999-02-16
CIK 1041866

==========================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 2, 1999 or

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

Common Stock:  $.001 Par Value, 7,395,629 shares as of February 4, 1999

                       BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART 1.             FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets--January 2, 1999
           and October 3, 1998

           Condensed Consolidated Statements of Operations--Quarter ended January 2, 1999 and December 27, 1997

           Condensed Consolidated Statements of Cash Flows--Quarter ended January 2, 1999 and December 27, 1997

           Notes to Condensed Consolidated Financial Statements--
           January 2, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits

                     27.1     Financial Data Schedule


           (b)      Reports on Form 8-K



         SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements
BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        January 2,  October 3,
                                                        1999        1998
                                                        ----------- ------------
                                                        (Unaudited)  (See note
                                                                       below)
                                                         (dollars in thousands)
------------------------------------------------------- ----------- ------------
ASSETS

  Cash and cash equivalents.............................    $4,293       $3,557
  Investments...........................................     5,605        5,419
  Trade receivables, net................................    25,643       23,475
  Inventories, net -- Note 2............................    29,687       29,623
  Other current assets..................................     7,113        5,835
                                                        ----------- ------------
      Total current assets..............................    72,341       67,909

Property, plant and equipment, net......................    29,896       30,619
Acquired technology.....................................     4,776        5,015
Goodwill................................................     1,842        1,876
Other assets, net.......................................     3,570        4,096
                                                        ----------- ------------
                                                          $112,425     $109,515
                                                        =========== ============
LIABILITIES AND STOCKHOLDERS' EQUITY

  Trade accounts payable................................   $10,496      $13,014
  Accrued expenses and other liabilities................    12,925       13,125
  Deferred compensation liability.......................     5,605        5,419
  Current portion of long-term debt.....................       109          227
                                                        ----------- ------------
      Total current liabilities.........................    29,135       31,785

Long-term debt, less current portion....................    40,805       37,157
Other liabilities.......................................     1,582          379
Stockholders' equity....................................    40,903       40,194
                                                        ----------- ------------
                                                          $112,425     $109,515
                                                        =========== ============

           See notes to condensed consolidated financial statements.

Note: The balance sheet at October 3, 1998 has been derived from the audited consolidated balance sheet at that date.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                         Quarter Ended
                                    ----------------------
                                    January 2,  December 27,
                                    1999        1997
             (dollars in thousands except per share amounts)
----------------------------------------------  ----------
Net sales..........................   $36,743     $28,256
Cost of sales......................    25,280      18,634
                                    ----------  ----------
                                       11,463       9,622
Selling, general and
   administrative expenses.........     7,463       6,118
Research, development and
   related expenses................     1,496       1,396
                                    ----------  ----------
Income from operations.............     2,504       2,108
Interest expense...................      (778)       (641)
Other income.......................        59          82
                                    ----------  ----------
Income from continuing
   operations before income taxes..     1,785       1,549
Provision for
   income taxes....................       731         671
                                    ----------  ----------
Income from continuing
   operations......................     1,054         878
Income from discontinued
   operations, net of income taxes.        --          81
                                    ----------  ----------
Income before extraordinary item        1,054         959
Extraordinary item, net of
   income taxes                          (326)         --
                                    ----------  ----------
Net income                               $728        $959
                                    ==========  ==========

                         Earnings per Common Share -- Note 4

     Basic Earnings per Common Share

Income from continuing
   operations.....................      $0.15       $0.13
Income from discontinued
   operations, net of income taxes        --         0.01
                                    ----------  ----------
Income before extraordinary item..      $0.15       $0.14

Loss from extraordinary item,
   net of income taxes............     ($0.05)        --
                                    ----------  ----------
Net income per common share.......      $0.10       $0.14
                                    ==========  ==========

     Diluted Earnings per Common and Common Equivalent Share

Income from continuing
   operations.....................      $0.14       $0.12
Income from discontinued
   operations, net of income taxes        --         0.01
                                    ----------  ----------
Income before extraordinary item..      $0.14       $0.13

Loss from extraordinary item,
   net of income taxes............      (0.04)         --
                                    ----------  ----------
Net income per common and common
   equivalent share...............      $0.10       $0.13
                                    ==========  ==========
Dividends per common share........      $0.02       $0.02
                                    ==========  ==========

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    Quarter Ended
                                                  ----------------------
                                                  January 2,  December 27,
                                                  1999        1997
                                                  (dollars in thousands)
------------------------------------------------- ----------  ----------
Net cash provided(used) by operating activities.    ($2,152)     $2,733
                                                  ----------  ----------

  Cash flows from investing activities:
    Purchases of property, plant and equipment...      (544)       (995)
    Decrease in other assets.....................      (239)          6
                                                  ----------  ----------
Net cash used in investing activities............      (783)       (989)
                                                  ----------  ----------

  Cash flows from financing activities:
    Proceeds from issuance of long-term debt.....    39,223       4,000
    Payments on long-term debt...................   (35,509)     (5,605)
    Proceeds from issuance of common stock.......     --             20
    Payment of cash dividends....................      (149)       (144)
    Other........................................       106       --
                                                  ----------  ----------
Net cash provided(used) by financing activities..     3,671      (1,729)
                                                  ----------  ----------
Net increase in cash and cash equivalents........       736          15
Cash and cash equivalents at beginning of period.     3,557       5,034
                                                  ----------  ----------
Cash and cash equivalents at end of period.......    $4,293      $5,049
                                                  ==========  ==========

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 2, 1999

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending October 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended October 3, 1998.

BEI Technologies, Inc. ("Technologies") was incorporated on June 30, 1997 in the State of Delaware, as a wholly owned subsidiary of BEI Electronics, Inc., subsequently renamed BEI Medical Systems Company, Inc. ("Electronics"). On September 27, 1997, Electronics distributed to holders of Electronics common stock one share of common stock of the Company for each share of Electronics common stock held on September 24, 1997 (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. ("Sensors & Systems") and Defense Systems Company, Inc. ("Defense Systems") business segments. The operations of Defense Systems were discontinued during the third quarter of fiscal year 1998. The financial position and results of operations of Sensors & Systems are presented as continuing operations and those of Defense Systems are presented as discontinued operations in the applicable periods of the condensed consolidated financial statements.

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

NOTE 2 -- INVENTORIES

                                           January 2,    October 3,
                                           1999          1998
                                           ------------  ------------
                                             (dollars in thousands)
Finished products.........................      $1,379        $1,460
Work in process...........................      10,447        10,183
Materials.................................      17,854        16,051
Costs incurred under long-term contracts,
   including U.S. Government contracts....           7         1,929
                                           ------------  ------------
Net inventories...........................     $29,687       $29,623
                                           ============  ============

NOTE 3 -- DISCONTINUED OPERATIONS

On June 30, 1997, the Board of Directors of Electronics announced a formal plan to discontinue the operations of the Defense Systems segment. Accordingly, the results of operations of the segment have been presented as discontinued operations for all periods prior to the final disposition of the segment in the third quarter of fiscal 1998.


NOTE 4 -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations before extraordinary item:

                                         Quarter Ended
                                    ----------------------
                                    January 2,  December 27,
                                    1999        1997
                                    ----------  ----------
                           (in thousands except per share amounts)
           Numerator
Income from continuing operations
   before extraordinary item           $1,054        $878
                                    ==========  ==========

           Denominator
Denominator for basic earnings
per share --
   Weighted average shares, net
    of unvested contingently
    issuable shares (FY 1999 -- 266
    shares; FY 1998  -- 268 shares)     7,130       6,923
Weighted average contingently
    issuable shares granted........        29          29
Effect of dilutive securities:
   Contingently issuable shares....        62           9
   Employee stock options..........        75         168
                                    ----------  ----------
   Denominator for diluted
    earnings per share.............     7,296       7,129
                                    ==========  ==========
Basic earnings per share from
    continuing operations before
    extraordinary item.............     $0.15       $0.14
                                    ==========  ==========
Diluted earnings per share from
    continuing operations before
    extraordinary item............      $0.14       $0.13
                                    ==========  ==========


NOTE 5--CONTINGENCIES AND LITIGATION

The Company has pending various legal actions arising in the normal course of business. None of these legal actions is expected to have a material effect on the Company's operating results or financial condition.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                  RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended October 3, 1998.

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                         Quarter Ended
                                    ----------------------
                                    January 2,  December 27,
                                    1999        1997
                                    ----------  ----------
Net sales..........................     100.0%      100.0%
Cost of sales......................      68.8        65.9
                                    ----------  ----------
Gross margin.......................      31.2        34.1

Operating expenses:
Selling, general and
   administrative expenses.........      20.3        21.7
Research, development and
   related expenses................       4.1         4.9
                                    ----------  ----------
Income from operations.............       6.8         7.5
Interest expense...................       2.1         2.3
Other income.......................       0.2         0.3
                                    ----------  ----------
Income from continuing
   operations before income taxes..       4.9         5.5
Provision for
   income taxes....................       2.0         2.4
                                    ----------  ----------
Income from continuing
   operations......................       2.9         3.1
Income from discontinued
   operations, net of income taxes.        --         0.3
                                    ----------  ----------
Income before extraordinary item          2.9         3.4
Extraordinary item, net of
   income taxes....................      (0.9)         --
                                    ----------  ----------
Net income                                2.0%        3.4%
                                    ==========  ==========

Quarters ended January 2, 1999 and December 27, 1997

Net sales for the first quarter of fiscal 1999, ended January 2, 1999, increased $8.5 million to $36.7 million or 30.0% from $28.3 million during the same period in fiscal 1998.

Sales volume increased primarily in commercial sales to the industrial and automotive markets. The increase was primarily due to greater sales of emerging automotive products, increased international sales of traditional motion control products from a company acquired during the fourth quarter of fiscal 1998, and sales related to completion of government contracts for space satellite programs initially scheduled for completion in the prior fiscal year. The sales increase was offset, in part, by declines in both domestic commercial and government sales of traditional motion control products.

Cost of sales as a percentage of net sales in the first quarter of fiscal 1999 increased 2.9 percentage points to 68.8% from 65.9% in the comparable period of fiscal 1998, due to the impact of lower margin automotive GyroChip sensor sales. Cost of sales as a percentage of net sales for automotive sensors was slightly lower than the same quarter of the prior year, but is higher than the average percentage cost of sales for the Company. Sales of automotive products increased from 13% in the first quarter of fiscal 1998 to 32% of net sales in the most recent quarter. Accordingly, the total cost of sales percentage was negatively impacted. The Company expects gross profit as a percentage of net sales will continue to decline as automotive sensors become a larger portion of the Company's product mix.

Selling, general and administrative expenses as a percentage of net sales decreased in the first quarter of fiscal 1999 versus the comparable period of fiscal 1998 due to higher sales volume. Total selling, general and administrative expenses increased due primarily to the new international operation and spending to support automotive product sales. These increases were partially offset by reduced spending at domestic operations selling traditional motion control products.

Research, development and related expenses as a percentage of net sales for the first quarter of fiscal 1999 decreased slightly from the comparable period of fiscal 1998 due to higher sales volume combined with only a slight increase in actual research, development and related expenses.

Liquidity and Capital Resources

During the first quarter of fiscal 1999, total cash used by operations was $2.2 million. Cash provided by operations included net income of $0.7 million, adjusted for the positive impact of non-cash charges to income from depreciation and amortization of $1.3 million and $0.5 million, respectively, and increases to other liabilities and income taxes payable of $1.9 million. Offsetting these items were an increase in accounts receivables of $2.2 million and in other current assets of $0.8, and a decrease in customer advances of $0.1 million. Cash used by operations also included payments of accrued expenses and trade payables of $3.4 million.

Cash used in investing activities consisted of equipment purchases of $0.5 million and purchases of other assets of $0.2 million.

Cash provided from financing activities consisted primarily of proceeds from a new senior note issuance of $35.0 million and proceeds from long-term borrowing of $4.2 million. The proceeds from the new senior note issuance plus an additional $0.5 million were used to retire existing long-term debt $35.5 million. Dividend payments used $0.1 million in cash.

While the Company believes that its existing cash balances, together with cash derived from operating revenues, will be sufficient to meet the Company's capital requirements for the next twelve months, the Company may need to raise additional funds through public or private financing or other arrangements. There can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.

The Company had no material capital commitments at January 2, 1999.


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

The Company's management information systems primarily use software products purchased from commercial sources without significant modification or customization. Updates to these products are routinely installed by the Company to upgrade its systems and correct known faults in the software. All major systems were reviewed during the fourth quarter of fiscal 1998 for Year 2000 issues by an outside consultant and a report was issued to the Board. Where necessary, the requirements for upgraded hardware and software are in the process of implementation by all operating units and completion is expected by June 1999. One operating unit is in the process of converting its existing manufacturing and financial systems, including hardware, and expects to be finished in September 1999. Approximately $100,000 was incurred for the study and no other significant incremental costs were identified with non-routine updates that specifically addressed only Year 2000 compliance. Based on currently available information, management does not believe the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to insure Year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 6.                  Exhibits and Reports on Form 8-K

          (a)     Exhibits


                  27.1    Financial Data Schedule

          (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended January 2, 1999.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 1999.




                                              BEI Technologies, Inc.


                                              By:      /s/ Robert R. Corr
                                              Robert R. Corr
                                              Secretary, Treasurer and
                                              Controller
                                              (Chief Accounting Officer)