Form 10-Q
period 1999-04-03
BEI TECHNOLOGIES INC
filed 1999-05-12
CIK 1041866

==========================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 1999 or

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

Common Stock:  $.001 Par Value, 7,407,092 shares as of May 7, 1999

                       BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART 1.             FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets--April 3, 1999
           and October 3, 1998

           Condensed Consolidated Statements of Operations--Quarter and Six Months ended April 3, 1999 and April 4, 1998

           Condensed Consolidated Statements of Cash Flows--Six
           Months ended April 3, 1999 and April 4, 1998

           Notes to Condensed Consolidated Financial Statements--
           April 3, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits

                     27.1     Financial Data Schedule


           (b)      Reports on Form 8-K



         SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements
BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        April 3,    October 3,
                                                        1999        1998
                                                        ----------- ------------
                                                        (Unaudited)  (See note below)
                                                         (dollars in thousands)
------------------------------------------------------- ----------- ------------
ASSETS
  Cash and cash equivalents.............................    $3,749       $3,557
  Investments...........................................     5,685        5,419
  Trade receivables, net................................    23,465       23,475
  Inventories, net -- Note 2............................    31,528       29,623
  Other current assets..................................     7,473        5,835
                                                        ----------- ------------
      Total current assets..............................    71,900       67,909


Property, plant and equipment, net......................    31,041       30,619
Acquired technology.....................................     4,535        5,015
Goodwill................................................     1,807        1,876
Other assets, net.......................................     3,358        4,096
                                                        ----------- ------------
                                                          $112,641     $109,515
                                                        =========== ============
LIABILITIES AND STOCKHOLDERS' EQUITY

  Trade accounts payable................................   $10,212      $13,014
  Accrued expenses and other liabilities................    13,257       13,125
  Deferred compensation liability.......................     5,685        5,419
  Current portion of long-term debt.....................        65          227
                                                        ----------- ------------
      Total current liabilities.........................    29,219       31,785

Long-term debt, less current portion....................    39,806       37,157
Other liabilities.......................................     1,659          379
Stockholders' equity....................................    41,957       40,194
                                                        ----------- ------------
                                                          $112,641     $109,515
                                                        =========== ============

           See notes to condensed consolidated financial statements.

Note: The balance sheet at October 3, 1998 has been derived from the audited consolidated balance sheet at that date.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                         Quarter Ended       Six Months Ended
                                    ---------------------- ----------------------
                                    April 3,    April 4,   April 3,    April 4,
                                    1999        1998       1999        1998
                                    ---------------------- ----------------------
                                   (dollars in thousands except per share amounts)
---------------------------------------------------------------------------------
Net sales..........................   $39,047     $30,848    $75,790     $59,104
Cost of sales......................    26,731      20,930     52,011      39,564
                                    ----------  ---------- ----------  ----------
                                       12,316       9,918     23,779      19,540
                                    ----------  ---------- ----------  ----------

Selling, general and
   administrative expenses.........     7,789       6,262     15,252      12,380
Research, development and
   related expenses................     1,837       1,796      3,333       3,192
                                    ----------  ---------- ----------  ----------
Income from operations.............     2,690       1,860      5,194       3,968

Interest expense...................       758         706      1,536       1,347
Other income.......................        34         167         93         249
                                    ----------  ---------- ----------  ----------
Income from continuing
   operations before income taxes..     1,966       1,321      3,751       2,870
Provision for
   income taxes....................       807         543      1,538       1,214
                                    ----------  ---------- ----------  ----------
Income from continuing
   operations......................     1,159         778      2,213       1,656
Income from discontinued
   operations, net of income taxes.        --          10         --          92
                                    ----------  ---------- ----------  ----------
Income before extraordinary item        1,159         788      2,213       1,748
Loss from extraordinary item,
   net of income taxes.............        --          --       (326)         --
                                    ----------  ---------- ----------  ----------
Net income                             $1,159        $788     $1,887      $1,748
                                    ==========  ========== ==========  ==========

                         Earnings per Common Share -- Note 4
     Basic Earnings per Common Share
Income from continuing operations,
   net of income taxes.............     $0.16       $0.11      $0.31       $0.24
Income from discontinued
   operations, net of income taxes.       --          --         --         0.01
                                    ----------  ---------- ----------  ----------
Income before extraordinary item        $0.16       $0.11      $0.31       $0.25

Loss from extraordinary item,
   net of income taxes.............        --          --     ($0.05)         --
                                    ----------  ---------- ----------  ----------
Net income per common share........     $0.16       $0.11      $0.26       $0.25
                                    ==========  ========== ==========  ==========

     Diluted Earnings per Common and Common Equivalent Share
Income from continuing operations,
   net of income taxes.............     $0.16       $0.11      $0.30       $0.23
Income from discontinued
   operations, net of income taxes.       --          --         --         0.01
                                    ----------  ---------- ----------  ----------
Income before extraordinary item         0.16        0.11       0.30        0.24
Loss from extraordinary item,
   net of income taxes.............       --          --       (0.04)        --
                                    ----------  ---------- ----------  ----------
Net income per common and common
   equivalent share................     $0.16       $0.11      $0.26       $0.24
                                    ==========  ========== ==========  ==========
Dividends per common share.........     $0.02       $0.02      $0.04       $0.04
                                    ==========  ========== ==========  ==========

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    Six Months Ended
                                                  ----------------------
                                                  April 3,    April 4,
                                                  1999        1998
                                                  ----------  ----------
                                                  (dollars in thousands)
------------------------------------------------------------------------
Net cash provided (used) by operating activities.    $1,067     ($1,050)
                                                  ----------  ----------

  Cash flows from investing activities:
    Purchases of property, plant and equipment...    (3,276)     (4,432)
    Increase in other assets.....................       (12)      --
                                                  ----------  ----------
Net cash used in investing activities............    (3,288)     (4,432)

  Cash flows from financing activities:
    Proceeds from issuance of long-term debt.....    39,032      10,000
    Payments on long-term debt...................   (36,516)     (5,611)
    Proceeds from issuance of common stock.......        --         462
    Payment of cash dividends....................      (297)       (288)
    Other........................................       192          --
                                                  ----------  ----------
Net cash provided by financing activities........     2,411       4,563
                                                  ----------  ----------
Net increase (decrease) in cash and cash
    equivalents..................................       192        (919)
Cash and cash equivalents at beginning of period      3,557       5,034
                                                  ----------  ----------
Cash and cash equivalents at end of period.......    $3,749      $4,115
                                                  ==========  ==========

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 3, 1999

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

BEI Technologies, Inc. ("Technologies") was incorporated on June 30, 1997 in the State of Delaware as a wholly owned subsidiary of BEI Electronics, Inc., subsequently renamed BEI Medical Systems Company, Inc. ("Electronics"). On September 27, 1997, Electronics distributed to holders of Electronics common stock one share of common stock of the Company for each share of Electronics common stock held on September 24, 1997 (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. ("Sensors & Systems") and Defense Systems Company, Inc. ("Defense Systems") business segments. The operations of Defense Systems were discontinued during the third quarter of fiscal year 1998. The financial position and results of operations of Sensors & Systems are presented as continuing operations and those of Defense Systems are presented as discontinued operations in the applicable periods of the condensed consolidated financial statements.

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


NOTE 2 -- INVENTORIES

                                           April 3,      October 3,
                                             1999          1998
                                             (dollars in thousands)
                                           --------------------------
Finished products.........................      $1,965        $1,460
Work in process...........................      11,051        10,183
Materials.................................      18,510        16,051
Costs incurred under long-term contracts,
   including U.S. Government contracts....           2         1,929
                                           ------------  ------------
Net inventories...........................     $31,528       $29,623
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


NOTE 4 -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                         Quarter Ended       Six Months Ended
                                    ---------------------- ----------------------
                                    April 3,    April 4,   April 3,    April 4,
                                    1999        1998       1999        1998
                                    ----------  ---------- ----------  ----------
                                        (in thousands except per share amounts)
                  Numerator
Income from continuing
   operations, net of income taxes.    $1,159        $778     $2,213      $1,656
                                    ==========  ========== ==========  ==========

                 Denominator
Denominator for basic earnings
per share --
   Weighted average shares, net
   of unvested contingently
   issuable shares
   (FY 1999 -- 242 shares;
    FY 1998 -- 256 shares)........      7,154       6,984      7,116       6,967
Weighted average continently
   issuable shares granted                 --           3         30          56
Effect of dilutive securities:
   Contingently issuable shares....        87         115         78          11
   Employee stock options..........       108         182         95         175
                                    ----------  ---------- ----------  ----------
Denominator for diluted
   earnings per share..............     7,349       7,284      7,319       7,209
                                    ==========  ========== ==========  ==========
Basic earnings per share from
    continuing operations before
    extraordinary item.............     $0.16       $0.11      $0.31       $0.24
                                    ==========  ========== ==========  ==========
Diluted earnings per share from
    continuing operations before
    extraordinary item.............     $0.16       $0.11      $0.30       $0.23
                                    ==========  ========== ==========  ==========

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

                                         Quarter Ended       Six Months Ended
                                    ---------------------- ----------------------
                                    April 3,    April 4,   April 3,    April 4,
                                    1999        1998       1999        1998
                                    ----------  ---------- ----------  ----------
Net sales..........................     100.0%      100.0%     100.0%      100.0%
Cost of sales......................      68.5%       67.8%      68.6%       66.9%
                                    ----------  ---------- ----------  ----------
Gross margin.......................      31.5%       32.2%      31.4%       33.1%

Operating expenses
Selling, general and
   administrative expenses.........      19.9        20.3       20.1        20.9
Research, development and
   related expenses................       4.7         5.8        4.4         5.4
                                    ----------  ---------- ----------  ----------
Income from operations......              6.9         6.1        6.9         6.8
Interest expense...................       1.9         2.3        2.0         2.3
Other income.......................       0.1         0.5         --         0.4
                                    ----------  ---------- ----------  ----------
Income from continuing
   operations before income taxes..       5.1         4.3        4.9         4.9
Provision for
   income taxes....................       2.1         1.8        2.0         2.1
                                    ----------  ---------- ----------  ----------
Income from continuing
   operations......................       3.0         2.5        2.9         2.8
Income from discontinued
   operations, net of income taxes.        --         0.1         --         0.2
                                    ----------  ---------- ----------  ----------
Income before extraordinary item          3.0         2.6        2.9         3.0
Loss from extraordinary item,
   net of income taxes.............        --          --       (0.4)         --
                                    ----------  ---------- ----------  ----------
Net income                                3.0%        2.6%       2.5%        3.0%
                                    ==========  ========== ==========  ==========


Quarters ended April 3, 1999 and April 4, 1998

Net sales for the second quarter of fiscal 1999, ended April 3, 1999, increased $8.2 million to $39.0 million or 26.6% from $30.8 million during the same period in fiscal 1998.

Sales volume increased primarily in commercial products to domestic and foreign automotive customers. In addition, sales volume benefited from increased international sales of traditional motion control sensors produced by a French company acquired by the Company during the fourth quarter of fiscal 1998. Sales related to government contracts recovered
from a lower level in the same period of the prior fiscal year.   This
sales increase was offset, in part, by declines in domestic commercial sales of traditional motion control products, some of which had achieved historically high levels of sales in the second quarter of fiscal 1998.

Cost of sales as a percentage of net sales in the second quarter of fiscal 1999 increased 0.7 percentage points to 68.5% from 67.8% in the comparable period of fiscal 1998, due mainly to the impact of increased automotive GyroChip sensor sales. Cost of sales as a percentage of net sales for automotive sensors decreased from the same quarter of the prior year, but the automotive sensor cost of sales percentage remains higher than the average cost of sales percentage for the Company. Sales of automotive sensor products increased to 33% of net sales in the second quarter of fiscal 1999 from 14% of net sales in the comparable period of fiscal 1998. Accordingly, the total cost of sales percentage was negatively impacted. The Company expects continued downward pressure on gross profit as a percentage of net sales as automotive sensors become a larger portion of the Company's product mix.

Selling, general and administrative expenses as a percentage of net sales decreased in the second quarter of fiscal 1999 versus the comparable period of fiscal 1998 due to higher sales volume. Actual selling, general and administrative expenses increased primarily due to the integration of the recently acquired international operation and to a lesser degree due to legal costs associated with trial proceedings in the Company's claim against the U.S. Government.

Research, development and related expenses as a percentage of net sales for the second quarter of fiscal 1999 decreased slightly from the comparable period of fiscal 1998 due to higher sales volume combined with only a slight increase in actual research, development and related expenses.

Six Months ended April 3, 1999 and April 4, 1998

Net sales for the first six months of fiscal 1999 increased $16.7 million or 28.2% to $75.8 million from $59.1 million during the same period in fiscal 1998.

The increase was mainly attributable to expanded sales of sensors for foreign and domestic automotive customers. The increase in commercial sales to the automotive markets was primarily due to increased sales of GyroChip sensors for stability control and, to a lesser degree, an increase in sales of memory seat modules and steering sensors. International sales also increased for traditional motion control products by a French company acquired by the Company during the fourth
quarter of fiscal 1998.   This sales increase was offset, in part, by
declines in domestic commercial sales of traditional motion control products.

Cost of sales as a percentage of net sales in the first six months of fiscal 1999 increased 1.7 percentage points to 68.6% from 66.9% in the comparable period of fiscal 1998 due to several factors. Cost of sales as a percentage of net sales for automotive sensors decreased slightly from the same period of the prior fiscal year, but is higher than the average percentage cost of sales for the Company. Sales of automotive products increased to 33% of total sales in the first six months of fiscal 1999 from 13% of total sales in the first six months of fiscal 1998. Accordingly, the average cost of sales percentage was negatively impacted, even though cost of sales as a percentage of sales improved slightly in most product areas. The Company expects continued downward pressure on gross profit as a percentage of net sales as automotive sensors become a larger portion of the Company's product mix.

Actual selling, general and administrative expenses increased 23.2% from the first six months of 1998 which compares favorably to the 28.2% increase in sales. This resulted in a decrease of 0.8 percentage points in selling, general and administrative expenses as a percentage of net sales in the first six months of fiscal 1999 versus the comparable period of fiscal 1998. Increases in selling, general and administrative expenses were incurred to support the French operation acquired by the Company and to support those Company units with sales volumes higher than the prior year.

Research, development and related expenses as a percentage of net sales for the first six months of fiscal 1999 decreased 1.0 percentage points from the comparable period of fiscal 1998 due to higher sales volume combined with only a slight increase in actual research, development and related expenses.

Liquidity and Capital Resources

During the first six months of fiscal 1999, total cash provided by operations was $1.1 million. Cash provided by operations included net income of $1.9 million, adjusted for the positive impact of non-cash charges to income from depreciation and amortization of $3.0 million and $0.9 million, respectively, and increases to other liabilities and accrued expenses of $1.6 million. Offsetting these items were an increase in inventory of $1.9 million and in other current assets of $1.1 million, and a decrease in customer advances of $0.2 million. Cash used by operations also included a reduction of trade payables of $2.8 million.

Cash used in investing activities of $3.3 million consisted primarily of equipment purchases.

Cash provided by financing activities consisted primarily of proceeds from a new senior note issuance of $35.0 million and proceeds from long-term borrowing of $4.0 million. The proceeds from the new senior note issuance plus an additional $0.5 million were used to retire existing long-term debt of $35.5 million in the first quarter of fiscal 1999. During the second quarter of fiscal 1999, another $1.0 million of long-term debt was retired. Dividend payments absorbed $0.3 million in cash while other financing activities provided $0.2 million.

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

The Company had no material capital commitments at April 3, 1999.

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

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES


PART II.

    OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders


        (a)   The Annual Meeting of Stockholders of the
              Company (the "Meeting") was held on March 6,
              1998.  At the Meeting, C. Joseph Giroir, Asad
              Madni and Gary D. Wrench were re-elected to the Company's Board of Directors for a three-year term expiring at the Company's 2002
              Annual Meeting.

              Shares voted:
                           For                Withheld
                      ---------------------------------------
              Giroir     6,735,449              165,222
              Madni      6,739,533              161,138
              Wrench     6,738,449              162,222

        (b) In addition, the following directors continued in office as directors of the Company following the Meeting: Richard M. Brooks, William G. Howard, Jr. and Robert Mehrabian (until the Company's 2000 Annual Meeting); Charles Crocker and George S. Brown (until the Company's 2001 Annual Meeting).

              The other matters presented at the Meeting and the voting of stockholders with respect thereto are as follows:

              The stockholders ratified the Board of
              Directors' selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending October 2, 1999.

              Shares voted:
                           For         Against         Abstain
                        --------------------------------------
                        6,867,348       2,398           30,925

Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

              27.1    Financial Data Schedule

        (b)   Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended April 3, 1999.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 1999.




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