Form 10-Q
period 1999-07-03
BEI TECHNOLOGIES INC
filed 1999-08-13
CIK 1041866

==========================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 1999 or

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

Common Stock:  $.001 Par Value, 7,476,778 shares as of August 2, 1999

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets--July 3, 1999
           and October 3, 1998

           Condensed Consolidated Statements of Operations--Quarter and Nine Months ended July 3, 1999 and July 4, 1998

           Condensed Consolidated Statements of Cash Flows--Nine
           Months ended July 3, 1999 and July 4, 1998

           Notes to Condensed Consolidated Financial Statements--
           July 3, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits

                     27.1     Financial Data Schedule


           (b)      Reports on Form 8-K



         SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        July 3,     October 3,
                                                        1999        1998
                                                        ----------- ------------
                                                        (Unaudited)  (See note
                                                                       below)
                                                                      (dollars in thousands)
------------------------------------------------------- ----------- ------------
ASSETS

Cash and cash equivalents...............................    $3,936       $3,557
Investments.............................................     5,795        5,419
Trade receivables, net..................................    24,553       23,475
Inventories, net -- Note 2..............................    30,682       29,623
Other current assets....................................     6,809        5,835
                                                        ----------- ------------
      Total current assets..............................    71,775       67,909


Property, plant and equipment, net......................    33,066       30,619
Acquired technology.....................................     4,295        5,015
Goodwill................................................     2,483        1,876
Other assets, net.......................................     3,301        4,096
                                                        ----------- ------------
                                                          $114,920     $109,515
                                                        =========== ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Trade accounts payable..................................   $10,535      $13,014
Accrued expenses and other liabilities..................    14,049       13,125
Deferred compensation liability.........................     5,795        5,419
Current portion of long-term debt.......................        66          227
                                                        ----------- ------------
      Total current liabilities.........................    30,445       31,785

Long-term debt, less current portion....................    39,776       37,157
Other liabilities.......................................     1,612          379
Stockholders' equity....................................    43,087       40,194
                                                        ----------- ------------
                                                          $114,920     $109,515
                                                        =========== ============

See notes to condensed consolidated financial statements.

Note: The balance sheet at September 27, 1997 has been derived from the audited consolidated balance sheet at that date.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                         Quarter Ended       Nine Months Ended
                                    ---------------------- ----------------------
                                    July 3,     July 4,    July 3,     July 4,
                                    1999        1998       1999        1998
                                    ----------  ---------- ----------  ----------
                                    (dollars in thousands except per share amounts)
---------------------------------------------------------------------------------
Net sales..........................   $41,175     $29,897   $116,965     $89,001
Cost of sales......................    28,981      20,494     80,992      60,058
                                    ----------  ---------- ----------  ----------
                                       12,194       9,403     35,973      28,943
Selling, general and
   administrative expenses.........     7,891       6,016     23,143      18,396
Research, development and
   related expenses................     1,855       1,509      5,188       4,701
                                    ----------  ---------- ----------  ----------
Income from operations......            2,448       1,878      7,642       5,846

Interest expense...................       730         755      2,266       2,102
Other income.......................       234          70        327         319
                                    ----------  ---------- ----------  ----------
Income from continuing
   operations before income taxes..     1,952       1,193      5,703       4,063
Provision for
   income taxes....................       782         489      2,320       1,702
                                    ----------  ---------- ----------  ----------
Income from continuing
   operations......................     1,170         704      3,383       2,361
Income from discontinued
   operations, net of income taxes         --          50         --         142
                                    ----------  ---------- ----------  ----------
Income before extraordinary item        1,170         754      3,383       2,503
Loss from extraordinary item,
   net of income taxes.............        --          --       (326)         --
                                    ----------  ---------- ----------  ----------
Net income                             $1,170        $754     $3,057      $2,503
                                    ==========  ========== ==========  ==========

                         Earnings per Common Share -- Note 4

     Basic Earnings per Common Share
Income from continuing operations,
   net of income taxes.............     $0.16       $0.10      $0.48       $0.34
Income from discontinued
   operations, net of income taxes.       --         0.01         --        0.02
                                    ----------  ---------- ----------  ----------
Income before extraordinary item         0.16        0.11       0.48        0.36

Loss from extraordinary item,
   net of income taxes.............        --          --      (0.05)         --
                                    ----------  ---------- ----------  ----------
Net income per common share........     $0.16       $0.11      $0.43       $0.36
                                    ==========  ========== ==========  ==========

     Diluted Earnings per Common and Common Equivalent Share

Income from continuing operations,
   net of income taxes.............     $0.16       $0.10      $0.47       $0.33
Income from discontinued
   operations, net of income taxes         --          --         --        0.02
                                    ----------  ---------- ----------  ----------
Income before extraordinary item         0.16        0.10       0.47        0.35
Loss from extraordinary item,
   net of income taxes.............        --          --      (0.05)         --
                                    ----------  ---------- ----------  ----------
Net income per common and common
   equivalent share................     $0.16       $0.10      $0.42       $0.35
                                    ==========  ========== ==========  ==========
Dividends per common share.........     $0.02       $0.02      $0.06       $0.06
                                    ==========  ========== ==========  ==========

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    Nine Months Ended
                                                  ----------------------
                                                  July 3,     July 4,
                                                  1999        1998
                                                  ----------  ----------
                                                  (dollars in thousands)
------------------------------------------------------------------------
Net cash provided (used) by operating activities.    $5,105     ($1,836)
                                                  ----------  ----------
  Cash flows from investing activities:
    Purchases of property, plant and equipment...    (6,868)     (4,927)
    Increase in other assets.....................       (28)        (34)
                                                  ----------  ----------
Net cash used in investing activities............    (6,896)     (4,961)

  Cash flows from financing activities:
    Proceeds from issuance of long-term debt.....    39,000      13,000
    Proceeds from short-term borrowings (net)....        99          --
    Payments on long-term debt...................   (36,539)     (5,620)
    Proceeds from issuance of common stock.......        55         919
    Payment of cash dividends....................      (445)       (433)
                                                  ----------  ----------
Net cash provided by financing activities........     2,170       7,866
                                                  ----------  ----------
Net increase in cash and cash equivalents........       379       1,069

Cash and cash equivalents at beginning of period      3,557       5,034
                                                  ----------  ----------
Cash and cash equivalents at end of period.......    $3,936      $6,103
                                                  ==========  ==========

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 3, 1999

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



NOTE 2 -- INVENTORIES

                                           July 3,       October 3,
                                           1999          1998
                                             (dollars in thousands)
                                           --------------------------
Finished products.........................      $4,406        $1,460
Work in process...........................       9,410        10,183
Materials.................................      17,099        16,051
Costs incurred under long-term contracts,
   including U.S. Government contracts....          11         1,929
Unapplied progress payments                       (244)           --
                                           ------------  ------------
Net inventories...........................     $30,682       $29,623
                                           ============  ============

NOTE 3 -- DISCONTINUED OPERATIONS

On June 30, 1997, the Board of Directors of Electronics announced a formal plan to discontinue the operations of the Defense Systems segment. Accordingly, the results of operations of the segment have been presented as discontinued operations for all periods prior to the final disposition of the segment in the third quarter of fiscal 1998


NOTE 4--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                         Quarter Ended       Nine Months Ended
                                    ---------------------- ----------------------
                                    July 3,     July 4,    July 3,     July 4,
                                    1999        1998       1999        1998
                                    ----------  ---------- ----------  ----------
                                        (in thousands except per share amounts)
                  Numerator
Income from continuing operations,
   before extraordinary item           $1,170        $704     $3,383      $2,361
                                    ==========  ========== ==========  ==========

                 Denominator
Denominator for basic earnings
per share --
   Weighted average shares, net
   of unvested contingently
   issuable shares
   (FY 1999 -- 305 shares;
    FY 1998 -- 256 shares).........     7,169       7,069      7,120       6,978
Weighted average continently
   issuable shares granted, net....        22          --          7          --
Effect of dilutive securities:
   Contingently issuable shares....        28         144         37         110
   Employee stock options..........        67         136         85         162
                                    ----------  ---------- ----------  ----------
Denominator for diluted
   earnings per share..............     7,286       7,349      7,249       7,250
                                    ==========  ========== ==========  ==========
Basic earnings per share from
    continuing operations before
    extraordinary item.............     $0.16       $0.10      $0.48       $0.34
                                    ==========  ========== ==========  ==========
Diluted earnings per share from
    continuing operations before
    extraordinary item.............     $0.16       $0.10      $0.47       $0.33
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

                                         Quarter Ended       Nine Months Ended
                                    ---------------------- ----------------------
                                    July 3,     July 4,    July 3,     July 4,
                                    1999        1998       1999        1998
                                    ----------  ---------- ----------  ----------
Net sales..........................     100.0%      100.0%     100.0%      100.0%
Cost of sales......................      70.4        68.5       69.2        67.5
                                    ----------  ---------- ----------  ----------
Gross margin.......................      29.6        31.5       30.8        32.5

Operating expenses
Selling, general and
   administrative expenses.........      19.2        20.2       19.8        20.6
Research, development and
   related expenses................       4.5         5.0        4.5         5.3
                                    ----------  ---------- ----------  ----------
Income from operations......              5.9         6.3        6.5         6.6
Interest expense...................       1.7         2.5        1.9         2.4
Other income.......................       0.6         0.2        0.3         0.4
                                    ----------  ---------- ----------  ----------
Income from continuing
   operations before income taxes..       4.8         4.0        4.9         4.6
Provision for
   income taxes....................       2.0         1.6        2.0         1.9
                                    ----------  ---------- ----------  ----------
Income from continuing
   operations......................       2.8         2.4        2.9         2.7
Income from discontinued
   operations, net of income taxes.        --         0.1         --         0.1
                                    ----------  ---------- ----------  ----------
Income before extraordinary item          2.8         2.5        2.9         2.8
Loss from extraordinary item,
   net of income taxes.............        --          --        0.3          --
                                    ----------  ---------- ----------  ----------
Net income                                2.8%        2.5%       2.6%        2.8%
                                    ==========  ========== ==========  ==========

Quarters ended July 3, 1999 and July 4, 1998

Net sales for the third quarter of fiscal 1999, ended July 3, 1999, increased $11.3 million to $41.2 million or 37.7% from $29.9 million during the same period in fiscal 1998.

Revenue increased primarily due to increased sales of commercial products to domestic and foreign automotive customers. In addition, sales volume benefited from increased international sales of traditional motion control sensors produced by a French company acquired by the Company in the fourth quarter of fiscal 1998. This sales increase was offset, in part, by declines in domestic commercial sales of traditional motion control products, some of which had achieved historically high levels of sales in the third quarter of fiscal 1998.

Cost of sales as a percentage of net sales in the third quarter of fiscal 1999 increased 1.9 percentage points to 70.4% from 68.5% in the comparable period of fiscal 1998, due primarily to the increased proportion of automotive GyroChip sensor sales. Sales of automotive sensor products increased to 34% of net sales in the third quarter of fiscal 1999 from 14% of net sales in the comparable period of fiscal 1998. Cost of sales as a percentage of net sales for automotive sensors decreased from the same quarter of the prior year but remains higher than the average cost of sales percentage for the Company's non-automotive products. The Company expects average gross profit as a percentage of net sales to trend downward as automotive sensors become an increasingly larger portion of the Company's product mix, and as expected increases in the average royalty fees paid by the Company for GyroChip sensors phase-in in accordance with the terms of the royalty agreement.

Selling, general and administrative expenses as a percentage of net sales decreased in the third quarter of fiscal 1999 versus the comparable period of fiscal 1998 due to higher sales volume. Actual selling, general and administrative expenses increased primarily due to the integration of the recently acquired French company and to a lesser degree due to legal costs associated with trial proceedings in the Company's claim against the U.S. Government.

Research, development and related expenses as a percentage of net sales for the third quarter of fiscal 1999 decreased slightly from the comparable period of fiscal 1998 due to higher sales volume combined with only a slight increase in actual research, development and related expenses.

Nine Months ended July 3, 1999 and July 4, 1998

Net sales for the first nine months of fiscal 1999 increased $28.0 million or 31.4% to $117.0 million from $89.0 million during the same period in fiscal 1998.

The increase was primarily attributable to expanded sales of sensors to foreign and domestic automotive customers. Sales of automotive products increased to 33% of total sales in the first nine months of fiscal 1999 from 14% of total sales in the first nine months of fiscal 1998. The increase in commercial sales to the automotive markets was primarily due to increased sales of GyroChip sensors for stability control and, to a lesser degree, an increase in sales of memory seat modules and steering sensors.

International sales also increased for traditional motion control products by a French company acquired by the Company in the fourth quarter of
fiscal 1998.   This sales increase was offset, in part, by declines in the
Company's domestic commercial sales of traditional motion control products.

Cost of sales as a percentage of net sales in the first nine months of fiscal 1999 increased to 69.2% from 67.5% in the comparable period of fiscal 1998 due to several factors. Cost of sales as a percentage of net sales for automotive sensors decreased from the same period of the prior fiscal year but remains higher than the average cost of sales percentage for the Company's non-automotive products. The Company expects the rate of decline in the average selling prices of automotive sensors will moderate, but that overall gross profit as a percentage of net sales will trend downward as automotive sensors become an increasingly larger portion of the Company's product mix, and as expected increases in the average royalty fees paid by the Company for GyroChip sensors phase-in in accordance with the terms of the royalty agreement.

Actual selling, general and administrative expenses increased 25.8% from the first nine months of 1998 which compares favorably to the 31.4% increase in sales. This resulted in a decrease of 0.8 percentage points in selling, general and administrative expenses as a percentage of net sales in the first nine months of fiscal 1999 versus the comparable period of fiscal 1998. Increases in selling, general and administrative expenses were incurred to support the French company acquired by the Company and to support those Company units with sales volumes higher than the prior year.

Research, development and related expenses as a percentage of net sales for the first nine months of fiscal 1999 decreased 0.9 percentage points from the comparable period of fiscal 1998 due to higher sales volume combined with only a slight increase in actual research, development and related expenses


Liquidity and Capital Resources

During the first nine months of fiscal 1999, total cash provided by operations was $5.1 million. Cash provided by operations included net income of $3.1 million, adjusted for the positive impact of non-cash charges to income from depreciation and amortization of $4.5 million and $1.4 million, respectively, increases to other liabilities and accrued expenses of $1.8 million, and decreases in other non-current assets of $0.5 million. Offsetting these items were increases in inventories of $1.1 million, accounts receivable of $1.1 million, other current assets of $1.0 million and a decrease in customer advances of $0.5 million. Cash used by operations also included a reduction of trade payables of $2.5 million.

Cash used in investing activities of $6.9 million consisted primarily of equipment purchases.

Cash provided by financing activities consisted primarily of proceeds from a new senior note issuance of $35.0 million and proceeds from long-term borrowing of $4.0 million. The proceeds from the new senior note issuance plus an additional $0.5 million were used to retire existing long-term debt of $35.5 million in the first quarter of fiscal 1999. During the third quarter of fiscal 1999, another $1.0 million of long-term debt was retired. Short-term borrowings and the exercise of stock options for common stock provided $0.2 million, while dividend payments absorbed $0.4 million in cash.

While the Company believes that its existing cash balances, together with cash derived from operating revenues will be sufficient to meet the Company's capital requirements for the next twelve months, there can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.

The Company had no material capital commitments at July 3, 1999.

Year 2000 Compliance

The Company is evaluating the potential impact of what is commonly referred to as the "Year 2000" issue, concerning the possible inability of certain information systems to properly recognize and process dates beyond December 31, 1999. If not corrected, these systems could fail or create erroneous results. The Company has completed an assessment of its products and, at this time, does not believe its products present any Year 2000 issues.

The Company's management information systems primarily use software products purchased from commercial sources without significant modification or customization. Updates to these products are routinely installed by the Company to upgrade its systems and correct known faults in the software. All major systems were reviewed during the fourth quarter of fiscal 1998 for Year 2000 issues by an outside consultant and a report was issued to the Board. Where necessary, the requirements for upgraded hardware and software have been implemented by all operating units affected. One operating unit is in the process of converting its existing manufacturing and financial systems, including hardware, and expects to be completed in September 1999. Approximately $100,000 was incurred for the review and report and no other significant incremental costs were identified as being necessary for non-routine updates that specifically addressed only Year 2000 compliance. Based on currently available information, management does not believe the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or operations. However, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES


PART II.

    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

              27.1    Financial Data Schedule

        (b)   Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended July 3, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 1999.




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