Form 10-K
period 1999-10-02
BEI TECHNOLOGIES INC
filed 1999-12-23
CIK 1041866

==========================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 2, 1999 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]




The   approximate   aggregate   market   value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of November 30, 1999 was $75,403,751(A). As of November 30, 1999, 7,434,506 shares of Registrant's Common Stock were outstanding.

(A) Based upon the closing sale price of the Common Stock on November 30, 1999 as reported on the NASDAQ National Market System. Excludes 1,557,904 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on November 30, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

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

    Item 13.     Certain Relationships and Related Transactions.......

PART IV

    Item 14.     Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K..............................

Signatures       .....................................................

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words, "intend," "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, "Business'" as well as Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The principal business and continuing operations of Technologies are carried out by its 100% owned subsidiary, BEI Sensors & Systems Company, Inc. ("Sensors & Systems") which designs, manufactures and sells electronic devices that provide vital sensory input for the control systems of advanced machinery and automation systems. These sensors, most of which are concerned with physical motion, provide information that is essential to logical, safe and efficient operation of sophisticated machinery. Technologies' discontinued operations (discontinued in August, 1998) consisted of the rocket manufacturing operations of its wholly owned subsidiary, Defense Systems Company ("Defense Systems").

The Company's long-term strategy is to provide, on a global basis, selected advanced intelligent sensors and subsystems based on proprietary technologies. Management believes that intelligent sensory input to machine control systems and computers will be increasingly crucial to the productive functioning of a modern economy. Accordingly, Sensors & Systems' goal is to maintain, develop and acquire a diverse offering of advanced sensor products, and manufacture and sell these with certain complementary products. The Company targets technology-based markets for subsystems and end products in which its traditional sensors, micromachined sensors and complementary products play an enabling role. The Company's near term initiatives include: (a) continued commercialization of the quartz "yaw" sensor for the automotive industry (as described below); (b) development and commercialization of other internally developed technologies that have broad industrial and commercial applications for motion control, pressure, rate and position sensing; and (c) expansion of the product line through synergistic acquisitions of complementary technologies.

A key feature of the Company's strategy is to be recognized worldwide as the most capable source for the sensor categories it has selected. The Company's traditional emphasis has been producing highly engineered motion sensing components and assemblies. The Company believes it differentiates itself by offering (a) superior technology to solve a customer problem (including innovative proprietary technology); (b) quality service; and
(c) engineering expertise in recommending and prescribing technical solutions for its customers' applications. The Company's products are not sold as commodities. Its strategy is to provide technical solutions and customer service that, together with the products themselves, create value and give the customer confidence that the product has been expertly prescribed and applied.

By way of more specific examples, the Company's engineers regularly address the following illustrative machine control requirements of customers:

(1) A pick and place robot needs to know how far its elbow and wrist joints have moved in order to control the speed and position of its "hand."

(2) After a power outage, an elevator system needs to know exactly where each car is before permitting motion to resume. (Is the car between floors or not? Are the doors open or closed?) In both the foregoing examples, the Company's encoders could measure speed, distance or exact location.

(3) An antenna on a moving ship needs to be actively stabilized so that the antenna will continuously point at a satellite or another ship's pencil beam laser signal. For such an application the Company might provide its proprietary GyroChip quartz rate sensor. It might also provide motor-encoders and actuators to drive the compensating action of such a system.

(4) Some luxury automobiles now have computer-controlled stability enhancement systems to assist drivers in maintaining control of the vehicle in slippery conditions. In some of these systems one of the Company's sensors tells the computer system the present direction and angle of the steering wheels, while another of the Company's sensors instantly measures and reports the presence of yaw forces which if not corrected could cause the vehicle to spin out or fishtail. The automation system in this case relies on sensors to compare the driver's indicated directions and the actual result. The system can then take corrective action automatically. Here the Company provides special GyroChip quartz sensors as well as encoder and potentiometer combinations.

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

The Company's brands have been well established in North America for many years and were distributed during the past fiscal year through Sensors & Systems' direct sales force to more than 7,000 different commercial customers, principally in the United States. These customers included both end users and original equipment manufacturers. The value of individual orders from commercial customers, which account for more than three-fourths of total sales, is typically less than $100,000.

Sales from continuing operations to the U.S. Government (or prime contractors who manage government funded projects) represented approximately 12% of the Company's net sales in fiscal 1999, 17% in fiscal 1998 and 22% in fiscal 1997. One customer accounted for approximately 20% of net sales in fiscal year 1999 and no single customer accounted for more than 10% of net sales in fiscal 1998 or 1997. The Company sold approximately 28 of its products in international markets.

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

Products and Proprietary Systems

The Company's main product groups may be categorized as follows:

1.      Traditional sensors and complementary products:

2.      Micromachined sensors: and

3. Engineered subsystems (such as inertial measurement units, scanner assemblies, electronic servo control systems and trackballs).

A more detailed description of the products and systems designed, manufactured and sold by the Company follows below:

Traditional Sensors and Complementary Products:

Shaft Encoders. Shaft encoders translate the motion of rotating shafts directly into digitally coded electronic signals. These digitally coded signals facilitate interpretation of the sensed motion by microcomputer processors that are used to control the operation of machinery and equipment. Sensors & Systems offers a wide array of encoders to serve a variety of applications. The most common applications are for factory automation, office automation and transportation equipment, but specialized versions are also used for military and space hardware. Value-added assemblies which employ shaft encoders include servo motors and servo drive electronic control systems.

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

Micromachined Sensors:

Rate Sensors and Accelerometers. These products provide precise and reliable measurement of minute linear and angular motion for control, guidance and instrumentation. In general, these devices operate without need for direct linkage to the driving mechanisms. Such measurements are required for heading and attitude reference instruments in aircraft and missiles, stabilization of satellites, pointing and control of antennae on aircraft, ships and other moving platforms, navigation of oil well drill bit assemblies, and for intelligent vehicle stability systems in the automotive industry. Sensors & Systems' miniature, solid state rate sensors and accelerometers are based on innovative and proprietary chemical micro-machining of a single element from crystalline quartz using photolithographic methods similar to those used in the manufacture of silicon semiconductor chips. The advantages of quartz rate sensors and accelerometers over traditional mechanical units are increased reliability, reduced size, and lower production and life cycle costs.

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

Micro-Electromechanical Systems ("MEMS"). MEMS are a new category of ultra small devices, usually micro-machined from crystalline materials such as quartz or silicon. The GyroChip sensors and other quartz devices discussed above are examples of MEMS currently being sold by Technologies. Management expects the Company's MEMS research and development programs to lead to new devices for sensing motion, pressure and other physical parameters.

Engineered Subsystems:

Inertial Measurement Units ("IMU"). These subsystems are a fundamental element of virtually all inertial navigation and position or attitude reporting systems. Even systems that rely on the Global
Positioning Satellite ("GPS") network frequently must have an IMU built in to ensure a back up in case the GPS signal is interrupted.
Technologies' quartz rate sensors have made new breakthroughs in size, reliability and cost for the proprietary IMU subsystems it sells.

Scanner Assemblies. Scanner assemblies are an integral subsystem of the optics in military night vision systems that guide the infrared image to the focal plane sensor array. These subsystems consist of spinning or reciprocating mirrors, a motor and an encoder in a precision servo loop. The Company's motion control know-how helps ensure that the scanner delivers jitter-free, well-resolved images.

Servo Systems. Servo Systems are closed-loop electronic systems that control the position or velocity of rotating shafts or other moving parts by noting a desired rate of movement or position (usually input from computers or control panels), monitoring the actual position or rate of movement (using an appropriate encoder or other sensor) and constantly providing feedback that indicates whether further action is required to achieve or maintain the desired performance.

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

Cryocoolers. The Company's proprietary, compact and lightweight stirling cycle refrigerators are designed for cooling advanced electronic vision sensors to liquid nitrogen temperatures. These cryocoolers are utilized in infrared cameras used in surveillance and night vision pilotage systems.

Backlog

Backlog of the Company's continuing business, conducted by Sensors & Systems, at October 2, 1999 and at October 3, 1998, was $62,469,000 and $58,854,000, respectively.

The Company's commercial operations typically ship standard products within 30 to 90 days after receipt of a purchase authorization. Management of the Company believes that its competitive position depends in part on minimizing the time that elapses between receipt and shipment of an order. Products that require special analysis, design or testing, such as those produced for customers in the aviation or space technology markets, are generally shipped from six to eighteen months after receipt of the purchase authorization.

Backlog includes aggregate contract revenues remaining to be earned by the Company, principally over the next twelve months, for scheduled deliveries under existing contracts. Some contracts undertaken by Sensors & Systems extend beyond one year. Accordingly, portions of certain contracts are carried forward from one year to the next as part of backlog. Approximately 91% of the backlog as of October 2, 1999 is scheduled for shipment during fiscal 2000; all of the remainder of the backlog is scheduled for shipment during fiscal 2001.

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

Competition

Competitors for various products offered by the Company are found among certain divisions or product lines of large, diversified companies such as Allied-Signal, Danaher Corp., Honeywell, Litton, Rockwell International, Delphi Automotive Systems Corp., Mannesmann Group, and Panasonic. There are smaller or product-specific companies, some of whose products compete with those of the Company, including Sensor Systems LLC, CTS Corp., Dynamics Research Corp., Heidenhain, Kollmorgen, Kulite Semiconductor, Servo Magnetics Corp., Bourns, Inc. and Druck Holdings, P.L.C.

In its principal markets, the Company believes that competition is based primarily on design, performance, reliability, price, delivery, service and support. The Company believes that it competes favorably with respect to these factors.

Manufacturing

The Company's manufacturing operations provide a mix of standard catalog products and products designed to meet the specialized requirements of a particular customer. The Company's products, whether standard or custom, are normally manufactured in response to customers' orders and are in general not held as finished goods. Most are assembled from parts or subassemblies that are proprietary to the Company. A special code pattern generator designed by and proprietary to the Company is used to produce shaft encoder parts. Special quartz micromachining equipment is used for the production of GyroChip units. Special high throughput automated or semi-automated equipment is used for the production of GyroChip assemblies, brushless motors and potentiometers. Some parts are fabricated under clean room conditions.

The Company's production of automotive yaw sensors requires continued scaling-up its production to the quantities required by the automobile market. The Company is continuing to implement production engineering measures to support the fabrication, assembly, and testing of new sensors in the appropriate quantities. There can be no assurance that the Company will be able to produce the required quantities on time or in sufficient amounts to satisfy demand. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Risk Factors -- Limited Manufacturing Experience; Scale-Up Risk; Product Recall Risk."

Research and Development

The Company's major research and development focus has been to improve performance and yield of existing products, with special emphasis on the quartz sensors used in high accuracy IMU's and high volume yaw rate sensors for the automotive industry. Substantial effort has also been devoted to the development of manufacturing methods necessary to deliver competitive prices while maintaining the required quality for the automotive market. Other development has focused on expanding applications of existing sensors and utilizing the Company's various complementary products to create the capability to electronically stabilize platforms.

The Company has developed products for the future and continues to produce prototypes incorporating silicon MEMS geared towards next generation requirements for automotive, medical, industrial and aerospace markets.

Management of the Company believes that its future success will depend in part on its ability to continue to enhance its existing products, and to develop and introduce new products that maintain technological leadership, meet a wider range of customer needs and achieve market acceptance. Accordingly, the Company's internally funded research, development and related engineering expenditures were approximately $6.6 million, $6.4 million and $4.9 million in fiscal 1999, 1998 and 1997, respectively. In addition, customer funded research and development expenditures charged to cost of sales were $0.4 million, $0.9 million and $1.1 million, respectively, for the same periods. Development of the quartz rate sensor comprised most of prior years' customer funded research and development expenditures. As these sensors have moved from the development stage to production, there has been a corresponding decrease in customer funded research and development expenditures.

Employees

As of October 2, 1999, the units comprising Technologies had 1,113 employees, including 120 in research, development and engineering, 58 in administration, 54 in marketing and sales, and 881 in operations. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. The Company's employees are not covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

Intellectual Property

The Company relies primarily upon trade secrets and know-how to develop and maintain its competitive position. In addition, the Company and its subsidiaries own 77 U.S. patents and 86 foreign patents with expiration dates ranging from November 1999 to August 2017. Because many of these patents relate to technology that is important to certain of the Company's products, the Company considers these patents to be significant to its business.

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

Facility Security Clearance

The Company has several facility security clearances from the U.S. Government. A portion of the Company's net sales in fiscal 1999, 1998 and 1997 was derived from work for which this clearance was required. Continuation of this clearance requires that the Company remain free from foreign ownership, control or influence (FOCI). In addition, the Company is required to comply with the regulations promulgated by the Defense Investigative Service (DIS), which relate, in large part, to the Company's control of classified documents and other information. Management does not believe that there is presently any substantial risk of FOCI or DIS noncompliance that would cause any of its security clearances to be revoked.

Regulation of Foreign Sales

Certain of Sensors and Systems' exports are subject to restrictions contained in the U.S. Department of State's International Traffic in Arms Regulations and require export licenses in order to be sold abroad. Non-defense related foreign sales are generally governed by the Bureau of Export Administration of the U.S. Commerce Department , which also frequently requires export licenses. The Company's net sales to foreign customers constituted approximately 28%, 14% and 12% of revenues for fiscal 1999, 1998 and 1997, respectively. To date, the Company has not experienced any significant difficulties in obtaining the requisite licenses. In addition, the Company is subject to the Foreign Corrupt Practices Act, which prohibits payments or offers of payments to foreign officials for the purpose of influencing an act or decision by a foreign government, politician or political party in order to assist in obtaining, retaining or directing business to any person.

RISK FACTORS

Competition

Competitors for various products offered by Technologies are noted above under "Business--Competition." In addition, the Company also may compete with manufacturers of competing technologies, such as resolvers, inductosyns, laser and fiber optic gyros and magnetic encoders. Many of the Company's existing competitors in each market, and also a number of potential entrants into these markets, have significantly greater financial resources and manufacturing capabilities, are more established, have larger marketing and sales organizations and larger technical staffs.
 There can be no assurance that other companies will not develop more sophisticated, more cost-effective or otherwise superior products which could have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Manufacturing Experience; Scale-Up Risk; Product Recall Risk

Technologies is continuing the process of scaling up production of its automotive yaw rate sensors for the quantities required by the automobile market. The Company has relatively recent experience in large-scale manufacturing. The Company currently manufactures moderate quantities of only its automotive quartz rate sensor in the Concord, California facility which supplied sensors to approximately 1% of automobiles sold in the North American and European markets in fiscal 1999. The Company previously encountered difficulties in scaling up production of the GyroChip sensors, including problems involving production yields, component supplies and shortages of qualified personnel. There can be no assurance that future manufacturing difficulties or product recalls, either of which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

Research and Development

The Company depends in part on its research and development initiatives to provide new products and product improvements to maintain the Company's favorable reputation in the markets in which it competes and allow the Company to keep pace with technological developments in such markets. There can be no assurance that the outcome of its research and development activity will yield the desired results.

Manufacturing Processes and Equipment

The Company manufactures certain products such as quartz rate sensors and some shaft encoders using highly complex proprietary processes and equipment. The possibility exists that equipment could be damaged or that process disciplines and controls could be temporarily lost. Such events could disrupt production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Personnel

The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success also depends on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to offers from competing employers. There can be no assurance that the Company will be able to retain its key employees, or that it will be able to attract or retain additional skilled personnel as required. The Company does not currently maintain key person insurance on any employee. See "Business-- Employees" and "Business--Directors and Executive Officers of the Company."

Dependence Upon Key Suppliers

Although the majority of the components used in Company products are available from multiple sources, several components are built or provided to the Company's specifications. Such components include quartz, supplied by Sawyer Research Products, Inc.; scanner motors, supplied by Litton Industries, Inc.; four types of ASIC's, supplied by National Semiconductor Corporation, Orbit Semiconductor, Honeywell Inc. and Semtech Corp.; and two types of LED's, supplied by Optek Technology, Inc. and Opto Diode Corp. The Company currently relies on single suppliers for these components. There can be no assurance that there will not be a significant disruption in the supply of such components in the future, or in the event of such disruption, that the Company will be able to locate alternative suppliers of the components with the same quality at an acceptable price. An interruption in the supply of components used in the manufacture of the Company's products, particularly as the Company scales up its manufacturing activities in support of commercial sales, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Customers

Approximately 20% of the net sales of the Company in fiscal 1999 were to Continental Teves for the automotive quartz rate sensor product used in automobile stability control systems. Continental Teves integrates the sensor product into independently developed products and markets the integrated systems to various customers in the automobile industry. This concentration is expected to expand in fiscal 2000 and beyond. The Company continues to increase production of the GyroChip sensors (see "Business - Risk Factors - Limited Manufacturing Experience; Scale-Up Risk; Product Recall Risk") to meet the requirements of its contracts with Continental Teves. In addition, the Company is in discussion with Continental Teves and other automotive customers that could lead to extensions of existing contracts and to new contracts. There can be no assurance that the Company will be able to retain or extend its contracts with Continental Teves or other automotive customers, or obtain new contracts, or that the product will continue to achieve continuing growth beyond the end of the current contracts, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Contracting with the U.S. Government

Approximately 12%, 17% and 22% of the net sales of Technologies in fiscal 1999, 1998 and 1997, respectively, were derived from contracts with the U.S. Government or under subcontract to other prime contractors to the U.S. Government. Because a significant portion of Technologies' business is derived from contracts with the Department of Defense or other agencies of the U.S. Government, the Company's business is sensitive to changes in U.S. Government spending policies which can have significant variations from year to year. At various times, the Company's results have been adversely affected by contract cutbacks and there can be no assurance that the Company's results of operations will not in the future be materially and adversely affected by changes in U.S. Government procurement policies or reductions in U.S. Government expenditures for products furnished by the Company.

Under applicable regulations, various audit agencies of the U.S. Government conduct regular audits of contractors' compliance with a variety of U.S. Government regulations. The U.S. Government also has the right to review retroactively the cost records under most U.S. Government contracts. Contract prices may be adjusted in the event the U.S. Government determines that the Company submits incomplete, inaccurate or obsolete cost or pricing data. Government contracts and subcontracts generally provide for either a fixed price, negotiated fixed price or cost-plus-fixed-fee basis for remuneration. The majority of the contracts with the U.S. Government are competitive fixed price or negotiated fixed price contracts, although cost-plus-fixed-fee contracts provided approximately 2.5% of the Company's net sales in fiscal 1999. For fixed price contracts, the Company bears the risk of cost overruns and derives the benefits from cost savings. As a result, greater risks are involved under fixed price contracts than under cost-plus contracts because failure to anticipate technical problems, estimate costs accurately or control costs during contract performance may reduce or eliminate the contemplated profit or may result in a loss.


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


DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company and their ages as of December 1, 1999 are as follows:


               Name                  Age                Position
----------------------------------- ------ ----------------------------------
   Charles Crocker.................    60  President, Chief Executive Officer
                                           and Chairman of the Board of
                                           Directors
   Gary D. Wrench..................    66  Senior Vice President, Chief
                                           Financial Officer and Director
   Dr. Asad Madni..................    52  Vice President and Director
   Richard M. Brooks(1)(2).........    71  Director
   George S. Brown(2)..............    78  Director
   C. Joseph Giroir, Jr.(1)(2).....    60  Director
   Dr. William G. Howard, Jr.(1)...    58  Director
   Dr. Robert Mehrabian(1).........    58  Director
   Dr. Lawrence A. Wan.............    60  Vice  President, Chief Technical
                                           Officer
   Robert R. Corr..................    53  Secretary, Treasurer & Controller

---------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee



Directors

Mr. Crocker began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a founder of Electronics and has served as Chairman of the Board of Directors of Electronics (now named BEI Medical Systems Company, Inc.) since October 1974 and Chairman of the Board of Directors of Technologies since October 1997. Mr. Crocker assumed the positions of President and Chief Executive Officer of Technologies, effective October 1, 1997, after resigning as President and CEO of Electronics as a result of the Distribution. Mr. Crocker served as President of Crocker Capital Corporation, a Small Business Investment Company, from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of Fiduciary Trust Company International, Pope & Talbot, Inc. and KeraVision. Mr. Crocker holds a B.S. from Stanford University and a M.B.A. from the University of California, Berkeley.

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

Dr. Madni began serving as a Director and as a Vice President of the Company in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. Dr. Madni was appointed President of Sensors & Systems Company, Inc. in October 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors & Controls Group, of which Dr. Madni had been President since October 1992. Prior to joining BEI Electronics in 1992, he served for 17 years in various executive and technical management positions with Systron Donner Corporation, a manufacturer of avionics and aerospace sensors and subsystems. He was most recently Chairman, President and CEO of Systron Donner Corporation, a subsidiary of Thorn/EMI. Dr. Madni's degrees include a Bachelor of Science and Master of Science in Engineering from the University of California, Los Angeles, and a Ph.D. in Engineering from California Coast University. He is also a graduate of the Program for Senior Executives from the Massachusetts Institute of Technology, Sloan School of Management. He is a Chartered Engineer and Fellow of the Institute of Electrical and Electronics Engineers and the Institution of Electrical Engineers.

Mr. Brooks is currently an independent financial consultant. He began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. From 1987 until his resignation as a result of the Distribution, he served as a director of Electronics. From 1987 to 1990 he served as President of SFA Management Corporation, the managing general partner of St. Francis Associates, an investment partnership. He currently serves as a director of Longs Drug Store Corporation, Granite Construction, Inc. and the Western Farm Credit Bank, a private company. Mr. Brooks holds a B.S. from Yale University and a M.B.A. from the University of California, Berkeley.


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

Mr. Giroir began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a director of Electronics from 1978 until his resignation as a result of the Distribution. He served as the Secretary of Electronics from 1974 to early 1995. He is currently of counsel to the law firm of Giroir, Gregory, Holmes & Hoover, PLC. Mr. Giroir is also President of Arkansas International Development Corporation II, LLC and Chairman of the Board of Directors for Clinical Study Centers, LLC. Mr. Giroir holds a B.A. and an L.L.B. from the University of Arkansas and an L.L.M. from Georgetown University.

Dr. Howard began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a director of Electronics from December 1992 until his resignation as a result of the Distribution. He is currently an independent consulting engineer in microelectronics and technology-based business planning. From 1987 to 1990, Dr. Howard served as Senior Fellow of the National Academy of Engineering and, prior to that time, held various technical and management positions with Motorola, Inc., most recently as Senior Vice President and Director of Research and Development. He currently serves as Chairman of Credence Systems, Inc. and a director of RAMTRON International Corp., Thunderbird Technologies, Inc., and Xilinx, Inc. Dr. Howard holds a B.S.E.E. and a M.S. from Cornell University and a Ph.D. in electrical engineering and computer sciences from the University of California, Berkeley.

Dr. Mehrabian began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a director of Electronics from June 1997 until his resignation as a result of the Distribution. He is Chief Executive Officer and President of Teledyne Technologies, Inc. From 1997 to November 1999, he held a number of senior executive positions at Allegheny Teledyne, Inc., including Chief Executive Officer and President of Aeronautics and Electronics segment of the company that spun-out into a separate public company, Teledyne Technologies, Inc. From 1990 through June 1997, he was president of Carnegie Mellon University. He is an internationally recognized materials scientist with numerous awards including membership in the National Academy of Engineering. He serves on the boards of directors of Teledyne Technolgies, Inc., Mellon Financial Corporation., and PPG Industries, Inc. Dr. Mehrabian holds B.S. and Sc.D. degrees from Massachusetts Institute of Technology.


Staggered Board of Directors

The Company has a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class III directors to expire at the 2000 annual meeting of stockholders, the term of office of the Class I directors to expire at the 2001 annual meeting of stockholders and the term of office of the Class II directors to expire at the 2002 annual meeting of stockholders. Class III consists of Mr. Brooks, Dr. Howard and Dr. Mehrabian; Class I consists of Mr. Brown and Mr. Crocker; and Class II consists of Mr. Giroir, Dr. Madni and Mr. Wrench. Directors elected to succeed those directors whose terms expire will be elected to a three year term of office. All directors hold office until the next annual meetings of stockholders at which their terms expire and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships between any of the officers and directors.

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

ITEM 2. PROPERTIES

The Company's principal executive offices are located in leased office space in San Francisco, California, under a lease which expires in 2003. The Company owns or operates nine other facilities that relate to the business and maintains office space in various locations throughout the United States for sales and technical support. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. In addition to its executive offices, the Company's principal facilities are as follows:


Location                     Description of Facility
---------------------------  ----------------------------------------------
Maumelle, Arkansas           Owns 50,000 square foot manufacturing,
                             engineering, administrative and research and development facility.

Concord, California          Owns 101,000 square foot manufacturing,
                             engineering and administrative facilities.

Sylmar, California           Leases 74,000 square foot manufacturing,
                             engineering and administrative facility.

Tustin, California           Leases 80,000 square foot manufacturing,
                             engineering and administrative facility.

San Marcos, California       Leases 35,000 square foot manufacturing,
                             engineering and administrative facilities.

Goleta, California           Owns 22,000 square foot manufacturing,
                             engineering and administrative facility.

Campbell, California         Leases 5,000 square foot manufacturing,
                             administrative and research and development facility.

Hayward, California          Leases 2,330 square foot engineering facility.

Strasbourg, France           Leases and subleases 20,000 square foot
                             manufacturing, engineering and administrative facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

On September 26, 1997, Technologies issued and sold 7,114,803 shares of common stock to Electronics in exchange for those assets of Electronics which were not related to Electronics' medical device business, and on September 27, 1997, all of the outstanding common stock of Technologies was distributed by Electronics to its stockholders, on the basis of one share of Technologies common stock received for each share of Electronics common stock held on that date. For further discussion of this transaction see the Form 10.

The Company's common stock commenced regular way trading on the NASDAQ National Market System under the symbol "BEIQ" on October 8, 1997. Set forth below are the high and low closing sale prices on the National Market System for the periods indicated. Such quotations do not reflect retail mark-ups, markdowns or commissions.

1999 Fiscal Year                               High            Low             Cash
(ended 10/02/99)                                                              Dividend
                                                                              Declared
---------------------------------------------------------------------------------------------------
Fourth Quarter                                  $13.50          $9.88           $0.02
Third Quarter                                   $12.88          $8.50           $0.02
Second Quarter                                  $14.50          $7.25           $0.02
First Quarter                                   $12.75          $5.75           $0.02

As of November 30, 1999, there were approximately 1,200 holders of record of the Company's common stock. The Board of Directors declared and the Company paid cash dividends of $0.02 per share of common stock in each fiscal quarter of 1999. Payment of dividends is within the discretion of the Company's Board of Directors, will be subject to periodic review and will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company from time to time. There are no restrictions on the Company's ability to pay dividends provided the covenants set forth in its bank credit agreement and Senior Note Agreement are met (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements). The covenants primarily concern certain operating ratios and minimum balances of tangible net worth.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements and their related Notes, and the other financial information included therein.

---------------------------------------------------------------------------------------------------------
                                                                 Year Ended
                                  -----------------------------------------------------------------------
                                   October 2,    October 3,    September 27,  September 28,  September 30,
                                      1999          1998           1997           1996           1995
--------------------------------  ------------  -------------  -------------  -------------  ------------
                                              (amounts in thousands except per share amounts)
Statement of Income Data:
Net sales.......................     $159,403       $124,264       $101,539        $96,746       $90,475
Income from continuing
    operations (before
    extraordinary item).........        5,339          2,515          2,997          2,873          (964)
Diluted income(loss) from
    continuing operations
    (before extraordinary item).         0.74           0.35           0.42           0.41         (0.14)
Shares used in computing
    diluted income per share
    (before extraordinary item).        7,254          7,274          7,067          6,978         6,759

Balance Sheet Data:
Working capital.................      $37,937        $36,124        $26,967        $27,775       $29,774
Total assets....................      123,360        109,515         94,855         92,171        92,418
Long-term debt (excluding
    current portion)............       36,705         37,157         27,508         24,137        29,765
Stockholders' equity............       45,843         40,194         36,617         33,246        28,863
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

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations. The table and the accompanying analysis cover periods in which the businesses now carried on by Technologies were operated by Electronics. However, the table and analysis have been prepared as if the Company and its businesses were a separate entity for all periods discussed.

                                                       Year Ended
                                         ---------------------------------------
                                          October 2,   October 3,  September 27,
                                             1999         1998          1997
                                         ------------ ------------  ------------
Net sales...........................           100.0%       100.0%        100.0%
Cost of sales.......................            69.7%        68.9%         64.3%
                                         ------------ ------------  ------------
Gross margin........................            30.3%        31.1%         35.7%

Operating expenses:
  Selling, general and
    administrative expenses.........            18.8%        20.5%         24.6%
  Research, development and
    related expenses................             4.1%         5.1%          4.8%
                                         ------------ ------------  ------------
Income from operations..............             7.3%         5.5%          6.3%
Other income........................             0.2%         0.4%          0.3%
Interest expense....................            -1.9%        -2.4%         -1.9%
                                         ------------ ------------  ------------
Income before income taxes..........             5.6%         3.5%          4.7%
Income taxes........................             2.3%         1.5%          1.8%
                                         ------------ ------------  ------------
Income from continuing
  operations........................             3.3%         2.0%          2.9%
Income from discontinued
  operations, net of income
  taxes.............................              --%         0.1%          1.6%
                                         ------------ ------------  ------------
Income before extraordinary item....             3.3%         2.1%          4.5%
Extraordinary item, net of income
   taxes............................            (0.2)           --            --
                                         ------------ ------------  ------------
Net income...........................            3.1%         2.1%          4.5%
                                         ============ ============  ============

Continuing Operations

Net Sales

During fiscal 1999, net sales increased 28.3% to $159.4 million from $124.3 in fiscal 1998, reflecting continuing increases in sales due to the automotive industry's growing demand for the Company's GyroChip sensors used in automotive stability systems. Sales to the automotive industry, including the GyroChip sales, increased 170.0% to $54.5 million from $20.2 million in fiscal 1998. Other Commercial sales increased $2.8 million to $85.8 million from $83.0 million during fiscal 1999 and sales to the government decreased $1.8 million to $19.2 from $21.0 during fiscal 1999.

In fiscal 1998, net sales increased 22.4% to $124.3 million from $101.5 million in fiscal 1997, reflecting increases in sales of GyroChip Sensors and traditional motion control products, primarily potentiometers and actuators.

The Company's sales to international customers were approximately 28%, 14%, and 12% of the Company's net sales for fiscal 1999, 1998 and 1997, respectively. The increase in international sales results from the Company's GyroChip sensors and the acquisition in August, 1998 of Ideacod, S.A., a sensor manufacturer located in Strasbourg, France.

Cost of Sales and Gross Profit

In fiscal 1999, cost of sales as a percentage of net sales increased
0.8 percentage points due to increased shipments of products having higher average cost. Management believes that technological initiatives, efforts to increase efficiency in the factory and maintaining close relationships with vendors and customers will lead to reductions in costs thereby increasing margins.

In fiscal 1998, cost of sales as a percentage of net sales increased
4.6 percentage points due primarily to start up costs associated with increased production needs for GyroChip Sensors. Based upon projections of future demand for the GyroChip Sensors product provided by customers, the Company incurred significant hiring, training, test production and qualification costs in the second half of fiscal 1998 associated with increasing the Company's GyroChip Sensors manufacturing capacity in the fourth quarter of fiscal 1998. In addition, the shut down and start up of GyroChip Sensors production caused by the General Motors strike and a resultant decrease in deliveries for six weeks of the fourth quarter 1998 had a negative impact on the quarter.

Selling, General and Administrative Expenses

Fiscal 1999 selling, general and administrative expenses increased $4.5 million from $25.5 million in fiscal 1998 to $30.0 million as a result of increased costs incurred to support the increase in sales during fiscal 1999.

Fiscal 1998 selling, general and administrative expenses increased $0.5 million from $25.0 million in fiscal 1997 to $25.5 million due primarily to spending to support all growing product areas, primarily GyroChip sensors and precision potentiometers.

Research, Development and Related Expenses

Research and development expenses in fiscal 1999 increased 3.0% to $6.6 million from $6.4 million in fiscal 1998. Spending to develop micro-electromechanical systems ("MEMS") for a variety of markets was the principal focus.

Research and development expenses in fiscal 1998 increased 31.7% reflecting the Company's emphasis on developing new products for commercial markets. Product programs included work on silicon MEMS, stabilized platforms, and sensors for stability control systems.

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

Interest Expense and Other Income

Interest expense was $3.0 million, $2.9 million and $1.9 million in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, interest expense primarily related to the Company's Senior Note debt which incurred a lower average interest rate than in the prior year due to restructuring of debt in fiscal 1999 (see Note 5 to the Consolidated Financial Statements). The average debt balance increased in fiscal year 1999 to fund capital expenditures. In fiscal 1998, interest expense primarily related to the line of credit and in fiscal 1997, interest expense related to the Senior Note debt assumed by Technologies from Electronics in the Distribution.

Other income in fiscal 1999, 1998 and 1997 was comprised of royalty income and interest income earned on highly liquid investments. Other income as a percentage of sales was approximately 0.2% in fiscal 1999, a decrease of $0.1 million from fiscal 1998.

Income Taxes

The Company's effective tax rate was 40.4%, 41.8% and 37.4% for fiscal 1999, 1998 and 1997, respectively. The effective tax rate primarily reflects the statutory federal tax rate and the weighted average tax rate of the states in which the Company conducts business. The decrease of 1.4 percentage points in the tax rate in fiscal 1999 from fiscal 1998 results primarily from an increase in federal and state tax credits during fiscal 1999. The fiscal 1998 rate increased from the fiscal 1997 tax rate primarily due to an increase in the Company's state taxes subsequent to its spin-off from Electronics.

Deferred Income Taxes

At October 2, 1999, the Company had net current deferred income tax assets of $4.6 million and net non-current deferred income tax assets of $1.7 million. Realization of the net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of the underlying temporary differences.

Discontinued Operations

There was no income for Defense Systems in fiscal 1999. Income in fiscal 1998 and 1997 was $0.1 million and $1.6 million, respectively. The fiscal 1998 income reflects the wind-down of rocket operations as a result of discontinuing these activities. The fiscal 1997 income reflects follow-on orders for electronics products to support customers' requirements. (See Note 2 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

During fiscal 1999, operations provided $10.2 million in cash. Net income of $5.0 million plus non-cash charges for depreciation and amortization of $6.2 million and $2.0 million, respectively, and net increases in accounts payable, accrued expenses and other liabilities of $7.1 million were partially offset by increases in trade receivables of $6.2 million, inventories of $1.7 million and other current assets of $1.9 million.

Investing activities in fiscal 1999 consisted primarily of the purchase of $10.6 million in capital equipment to support new commercial product production, primarily the production of automotive sensors.

Fiscal 1999 financing activities included proceeds of $35.0 million from newly issued senior notes and $5.3 million from the line of credit. Offsetting these proceeds were repayments of $13.4 million of the old senior notes and $26.8 million on the bank line of credit (see Note 5 to the Consolidated Financial Statements).

In connection with the Distribution in fiscal 1997, the Company assumed existing indebtedness of Electronics consisting of $22.4 million of Senior Notes. In order to support its initial funding needs, Sensors & Systems borrowed $9.0 million from a bank on a short-term line of credit which it transferred to Electronics prior to the Distribution to repay a portion of amounts payable to Electronics. Subsequent to the Distribution, early in fiscal 1998, Technologies established a $25.0 million line of credit with the same bank under which it borrowed $13.0 million to repay the $9.0 million borrowed by Sensors & Systems and make a scheduled payment on the Senior Notes. In December, 1998, the Company established a new $12.0 million, two-year line of credit with a bank and terminated the borrowings under the $25.0 million line referred to above (see Note 5 to the Consolidated Financial Statements).

The Company anticipates that its existing capital resources, including cash provided by operating activities and available bank borrowings, will be adequate to fund the Company's operations for at least the next twelve months.

Year 2000 Compliance: Modification of Management Information Systems

The Company has evaluated the potential impact of what is commonly referred to as the "Year 2000" issue, concerning the possible inability of certain products or information systems to properly recognize and process dates beginning with January 1, 2000 and beyond. If not corrected, these systems could fail or create erroneous results. The Company has completed an assessment of its products and, at this time, does not believe its products present any Year 2000 issues.

The Company's management information systems primarily use software products purchased from commercial sources without significant modification or customization. Updates to these products are routinely installed by the Company to upgrade its systems and correct known faults in the software. All major systems were reviewed during the fourth quarter of fiscal 1998 for Year 2000 issues by an outside consultant and a report was issued to the Company's Board of Directors. Where necessary, the requirements for upgraded hardware and software were implemented by all operating units and completed as of October 2, 1999. Approximately $100,000 was incurred for the study and no other significant incremental costs were identified with non-routine updates that specifically addressed only Year 2000 compliance. Based on currently available information, management does not believe the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

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

        The Company has approximately $1,700,000 (translated from French francs at October 2, 1999) permanently invested in the assets of Ideacod, S.A., located in Strasbourg, France. The potential loss in fair value resulting from a hypothetical 10% adverse change in the foreign currency exchange rate amounts to $170,000, which would not be material to the consolidated financial statements.

        The Rabbi trust assets, consisting of cash equivalents and debt and equity securities, are offset by an equivalent deferred compensation liability to the trust participants. The liability fluctuates equally with changes in the value of the assets. Because the liability completely offsets the assets of the trust, changes in asset value have no effect on the Company's results of operations or financial position.

ITEM  8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
BEI Technologies, Inc. and Subsidiaries

--------------------------------------------------------------------------------
                                                        October 2,   October 3,
dollars in thousands except share amounts                  1999         1998
------------------------------------------------------  ----------- ------------
ASSETS
Current assets
Cash and cash equivalents.............................      $3,181       $3,557
Investments...........................................       6,467        5,419
Trade receivables:
   Commercial customers, less allowance for
      doubtful accounts (1999--$597; 1998--$509)......      24,660       18,201
   United States Government...........................       4,895        5,274
                                                        ----------- ------------
                                                            29,555       23,475

Inventories--Note 3...................................      31,036       29,623
Deferred income taxes--Note 6.........................       4,646        4,757
Other current assets..................................       2,547        1,078
                                                        ----------- ------------
Total current assets..................................      77,432       67,909
                                                        ----------- ------------

Property, plant and equipment--Notes 5 and 10
Land..................................................       4,567        4,588
Structures............................................      14,167       13,290
Equipment.............................................      57,747       50,386
Leasehold improvements................................       1,547        1,316
                                                        ----------- ------------
                                                            78,028       69,580
Less allowances for depreciation and amortization.....      42,906       38,961
                                                        ----------- ------------
                                                            35,122       30,619
                                                        ----------- ------------
Other assets
Tradenames, patents and related assets, less
  amortization (1999--$2,890; 1998--$2,700)...........       1,402        1,583
Technology acquired under license agreements,
  less amortization (1999--$6,154;
  1998--$5,192).......................................       4,054        5,015
Goodwill, less amortization (1999--$510; 1998--$458)..       2,436        1,876
Deferred income taxes, non-current....................       1,680          993
Other.................................................       1,234        1,520
                                                        ----------- ------------
                                                            10,806       10,987
                                                        ----------- ------------
                                                          $123,360     $109,515
                                                        =========== ============

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BEI Technologies, Inc. and Subsidiaries

--------------------------------------------------------------------------------
                                                        October 2,   October 3,
dollars in thousands except share amounts                  1999         1998
------------------------------------------------------  ----------- ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable................................     $15,484      $13,014
Accrued expenses and other liabilities--Note 4........      17,424       13,125
Deferred compensation liability.......................       6,467        5,419
Current portion of long-term debt--Note 5.............         120          227
                                                        ----------- ------------
Total current liabilities.............................      39,495       31,785

Long-term debt, less current portion--Note 5..........      36,705       37,157

Other liabilities.....................................        1317          379

Commitments and contingencies--Notes 10 and 11........          --           --

Stockholders' equity--Notes 7 and 8
Preferred stock
    ($.001 par value; authorized 2,000,000 shares;
     none issued).....................................          --           --
Common stock
    ($.001 par value; authorized 20,000,000
     shares; issued and outstanding;
     1999--7,474,788; 1998--7,366,556)..................     3,731        2,132
Retained earnings.....................................      44,498       40,080
Accumulated other comprehensive income................        (106)          39
                                                        ----------- ------------
                                                            48,123       42,251
Less:  Unearned restricted stock--Note 8..............      (2,280)      (2,057)
                                                        ----------- ------------
Total stockholders' equity............................      45,843       40,194
                                                        ----------- ------------
                                                          $123,360     $109,515
                                                        =========== ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Technologies, Inc. and Subsidiaries

                                                       Year Ended
--------------------------------------------------------------------------------
dollars in thousands except share         October 2,   October 3,   September 27,
and per share amounts                        1999         1998          1997
---------------------------------------- ------------ ------------  ------------
Net sales -- Note 2.................        $159,403     $124,264      $101,539
Cost of sales -- Note 2.............         111,180       85,562        65,291
                                         ------------ ------------  ------------
Gross profit........................          48,223       38,702        36,248
                                         ------------ ------------  ------------
  Selling, general and
    administrative expenses.........          30,044       25,491        24,959
  Research, development and
    related expenses................           6,605        6,410         4,866
                                         ------------ ------------  ------------
                                              36,649       31,901        29,825
                                         ------------ ------------  ------------
Income from operations..............          11,574        6,801         6,423
Other income........................             360          445           304
Interest expense....................          (2,974)      (2,924)       (1,942)
                                         ------------ ------------  ------------
Income before income taxes..........           8,960        4,322         4,785
Income taxes -- Note 6..............           3,621        1,807         1,788
                                         ------------ ------------  ------------
Income from continuing
  operations........................           5,339        2,515         2,997
Income from discontinued
  operations, net of income
  taxes -- Note 2...................              --          142         1,586
                                         ------------ ------------  ------------
Income before extraordinary item               5,339        2,657         4,583
Extraordinary item, net of
  income taxes -- Note 5............            (326)          --            --
                                         ------------ ------------  ------------
Net income .........................          $5,013       $2,657        $4,583
                                         ============ ============  ============


      Basic Income Per Share -- Note 15

Income  from continuing
   operations per common share......           $0.75        $0.36         $0.44
Income from discontinued
   operations per common share......              --         0.02          0.23
                                         ------------ ------------  ------------
Income before extraordinary item per
   common share.....................           $0.75        $0.38         $0.67
Extraordinary item per common
   share............................          ($0.05)          --            --
                                         ------------ ------------  ------------
Net income per common share.........           $0.70        $0.38         $0.67

                                         ============ ============  ============
Shares used in computing basic income
   per share -- Note 7..............       7,157,945    7,012,250     6,816,286
                                         ============ ============  ============


    Diluted Income Per Share -- Note 15

Income from continuing operations
   per common share and common
   equivalent share -- Notes 7 & 8..           $0.74        $0.35         $0.42
Income from discontinued
   operations per common and common
   equivalent share -- Notes 7 & 8..              --         0.02          0.22
                                         ------------ ------------  ------------
Income before extraordinary item
   per common and common
   eqivalent share..................            0.74         0.37          0.64
Extraordinary item per common
   and common equivalent
   share............................           (0.05)          --            --
                                         ------------ ------------  ------------
Net income per common and common
   equivalent share.................           $0.69        $0.37         $0.64
                                         ============ ============  ============
Shares used in computing diluted
   income per common and common
   equivalent share.................       7,254,484    7,274,035     7,066,560
                                         ============ ============  ============
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Technologies, Inc. and Subsidiaries

                                                      Year Ended
-------------------------------------------------------------------------------
                                         October 3,   October 3,   September 27,
dollars in thousands                        1999         1998          1997
---------------------------------------- ----------- ------------  ------------
Cash flows from operating activities:
Net income ............................      $5,013       $2,657        $4,583
Adjustments to reconcile net
    income to net cash provided
    by operating activities:
Discontinued operations................          --        1,111         3,513
Depreciation...........................       6,220        4,537         4,304
Amortization...........................       2,013        1,789         1,636
Deferred income taxes..................        (576)      (1,171)       (2,727)
Other..................................         164           84          (672)
Changes in operating assets and
  liabilities:
Trade receivables......................      (6,244)      (4,383)         (604)
Inventories............................      (1,657)      (5,190)       (3,455)
Other current assets...................      (1,863)          98           886
Trade accounts payable, accrued
    expenses and other liabilities.....       7,125        3,260        (1,744)
                                         ----------- ------------  ------------
Net cash provided by operating
    activities.........................      10,195        2,792         5,720
                                         ----------- ------------  ------------
Cash flows from investing activities:
Acquisition of a business, net of cash
   acquired............................          --       (1,627)           --
Purchase of property, plant and
   equipment...........................     (10,597)      (6,890)       (6,761)
Other..................................          10         (128)           28
                                         ----------- ------------  ------------
Net cash used by investing activities..     (10,587)      (8,645)       (6,733)
                                         ----------- ------------  ------------
Cash flows from financing activities:
Proceeds from debt                           40,300       22,017         9,000
Principal payments on debt and
   other liabilities..................      (40,457)     (18,093)          (26)
Proceeds from issuance of common stock           55          768            --
Tax benefit from exercised stock options        726          264            --
Repurchase of stock                             (13)          --            --
Payment of cash dividends                      (595)        (580)           --
Decrease in payable to BEI
    Electronics, Inc...................          --           --       (11,128)
                                         ----------- ------------  ------------
Net cash provided (used) by
    financing activities...............          16        4,376        (2,154)
                                         ----------- ------------  ------------
Net increase (decrease) in cash and
    cash equivalents...................        (376)      (1,477)       (3,167)
Cash and cash equivalents at beginning
    of year............................       3,557        5,034         8,201
                                         ----------- ------------  ------------
Cash and cash equivalents at end
    of year............................      $3,181       $3,557        $5,034
                                         =========== ============  ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
BEI Technologies, Inc. and Subsidiaries

--------------------------------------------------------- ------------ ------------ ---------------------
                                                          Accumulated
                                                             Other                   Unearned
                                     Common    Retained   ComprehensiveComprehensiveRestricted
dollars in thousands                  Stock    Earnings      Income       Income       Stock      Total
----------------------------------- --------- ----------- ------------ ------------ ----------- ---------
Balances at September 28, 1996......     --      $34,164       --           --           ($918)  $33,246

Net income for 1997.................               4,583                                           4,583
Restricted Stock Plan--Note 8                                                             (475)     (475)
Common stock issued in connection
    with the Distribution...........       7          (7)                                            --
Net equity transactions with BEI
    Electronics, Inc--Note 15.......                (737)                                   --      (737)
                                    --------- ----------- ------------ ------------ ----------- ---------
Balances at September 27, 1997......       7      38,003       --           --          (1,393)   36,617

Comprehensive Income:
    Net income for 1998.............               2,657                     2,657                 2,657
    Other comprehensive income......
      Foreign currency translation
      gain, net of income tax of $27                               39           39                    39
                                                                       ------------
Comprehensive income                                                        $2,696
                                                                       ============
Restricted Stock Plan--Note 8.......   1,093                                              (664)      429
Stock options exercised -- Note 8        768                                                         768
Tax benefit from exercised stock....
    options -- Note 8...............     264                                                         264
Cash dividends                                      (580)                                           (580)
                                    --------- ----------- ------------              ----------- ---------
Balances at October 3, 1998.........  $2,132     $40,080          $39                  ($2,057)  $40,194

Comprehensive Income:
    Net income for 1999.............               5,013                     5,013                 5,013
    Other comprehensive income......
      Foreign currency translation
      gain, net of income tax of $96                             (145)        (145)                 (145)
                                                                       ------------
Comprehensive income                                                        $4,868
                                                                       ============
Restricted Stock Plan--Note 8.......     818                                              (223)      595
Stock options exercised -- Note 8         55                                                          55
Tax benefit from exercised stock....
    options -- Note 8...............     726                                                         726
Cash dividends                                      (595)                                           (595)
                                    --------- ----------- ------------              ----------- ---------
Balances at October 2, 1999.........  $3,731     $44,498        ($106)                 ($2,280)  $45,843
                                    ========= =========== ============              =========== =========

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BEI Technologies, Inc. and Subsidiaries
October 2, 1999

Note 1--Summary of Significant Accounting Policies

Basis of Presentation: BEI Technologies, Inc. ("Technologies" or the "Company") was incorporated on June 30, 1997 in the State of Delaware, as wholly-owned subsidiaries. The financial position and results of operations of Sensors & Systems and Defense Systems, former subsidiaries of Electronics and predecessor entities to the Company, are presented on a combined basis for all dates and periods prior to the Distribution. All intercompany accounts and transactions have been eliminated. The results of operations of the Sensors & Systems business segment are presented as continuing operations and those of the Defense Systems business segment through the end of the third quarter of fiscal 1998 are presented as discontinued operations.

The Sensors & Systems business provides sensors, engineered subsystems and associated components which are used for controlled precision machinery and equipment in industrial, medical, automotive, aerospace and military applications.

Fiscal Year: The Company's fiscal year ends on the Saturday nearest September 30. Fiscal year 1999 contained 52 weeks, fiscal year 1998 contained 53 weeks and fiscal year 1997 contained 52 weeks.

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

Revenue Recognition: Revenue is recognized generally as units are shipped. Fixed price contracts with the Federal Government are accounted for using the percentage of completion method. Progress toward completion is measured based on the number of units shipped as compared to total units to be delivered.

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

Long-Lived Assets: The Company accounts for any impairment of its long-lived assets using Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 (FAS 121) "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Off." The Company recognizes impairment losses on long-lived assets, including property, plant and equipment and other assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets.

Research and Development: Costs to develop the Company's products are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs," which establishes accounting and reporting standards for research and development.

Recent Accounting Pronouncements:  As of December 27, 1997, the
Company adopted Statement of Financial Accounting Standards No. 128 (FAS
128), "Earnings per Share." All prior earnings per share data have been restated to conform to the provisions of this statement. The impact on the calculation if earnings per share in prior periods was not material.

As of October 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income. FAS 130 requires disclosure of other comprehensive income which includes foreign currency translation adjustments.

As of October 2, 1999 the Company adopted Statement of Financial Accounting Standards No. 131 (FAS 131) "Disclosure about Segments of an Enterprise and Related Information." FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. As the Company operates in one segment. the adoption of this statement had no impact on the Company's net income or shareholders' equity.

In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments ("FAS 133"), effective for financial statements for periods beginning after December 15, 1998. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the company believes that adoption of FAS 133 has no impact on its financial position or results of operations.

Net Income (loss) Per Share: Basic income per share is computed using the weighted average number of shares outstanding. Diluted income per share is computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to unvested stock and outstanding options to purchase common stock calculated using the treasury stock method. For periods prior to the Distribution, income per share calculations were based on the distribution of one share of Technologies common stock for each share of Electronics common stock.

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

The financial statements of Ideacod, S.A. have been translated into U.S. dollars on the acquisition date and at fiscal year-end, using the exchange rates on those dates for assets and liabilities and the average exchange rates during the period for income and expenses. The resulting unrealized translation adjustments are recorded as a component of other comprehensive income.

Reclassification: Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with current year presentations.

Note 2 Discontinued Operations

On June 30, 1997, the Board of Directors of Electronics announced a formal plan to discontinue the operations of the Defense Systems segment. Accordingly, the results of operations of the segment have been presented as discontinued operations for all periods presented and the assets and liabilities of the segment have been segregated in the consolidated balance sheets.

At the end of fiscal 1998, all inventory and equipment of the rocket business had been written off or disposed of and the operations of the Defense Systems segment had been shut down. Net sales of the Defense Systems segment were $3,192,000 and $9,059,000 in fiscal 1998 and 1997, respectively.

Note 3--Inventories

                                                       October 2,    October 3,
                                                          1999          1998
                                                      ------------  ------------

Finished products .................................        $1,521        $1,460
Work in process ...................................        10,165        10,183
Materials .........................................        17,848        16,051
Costs incurred under long-term contracts,
   including U.S. Government contracts ............         1,746         1,929
Unliquidated progress payments.....................          (244)           --
                                                      ------------  ------------
Inventories .......................................       $31,036       $29,623
                                                      ============  ============

Note 4--Accrued Expenses and Other Liabilities

                                                       October23,    October 3,
                                                          1999          1998
                                                      ------------  ------------
                                                       (dollars in thousands)
Employee compensation ..............................       $2,603        $2,255
Vacation ...........................................        2,145         2,003
Accrued taxes ......................................        3,163         1,454
Contract costs .....................................          724         1,153
Accrued professional fees ..........................          827         1,003
Insurance ..........................................          909           954
Royalties and related costs ........................        2,167           950
Customer advances...................................          446           893
Commissions ........................................          549           614
Other ..............................................        3,891         1,846
                                                      ------------  ------------
Total accrued expenses and other liabilities .......      $17,424       $13,125
                                                      ============  ============

Note 5--Long-Term Debt

                                                       October 2,    October 3,
                                                          1999          1998
                                                      ------------  ------------
                                                       (dollars in thousands)
6.70% Senior Notes, due in annual installments
   of $7,000 from November 16, 2001 through
   November 16, 2005................................      $35,000            --
7.23% Series A Senior Notes; due in annual
   installments of $3,360 from October 1, 1996
   through October 1, 2000 .........................           --        $6,720
7.23% Series B Senior Notes; due in annual
   installments of $2,240 from November 15,
   1996 through November 15, 2000 ..................           --         6,720
Borrowings under bank line of credit ...............           --        22,000
Mortgage note payable with interest at 6.87%;
   due in monthly installments of principal
   and interest of $14 until December, 2003
   when the remaining balance of approximately
   $1,400 is due; collateralized by certain
   real property ...................................        1,681         1,708
Capitalized equipment lease obligations.............          144           236
                                                      ------------  ------------
                                                           36,825        37,384
Less current portion ...............................          120           227
                                                      ------------  ------------
                                                          $36,705       $37,157
                                                      ============  ============

On November 16, 1998, the Company sold $35.0 million of senior notes in a private placement. The note agreement contains covenants regarding certain operating ratios, limitations on debt, dividend payments and minimum net worth. The proceeds from the senior notes were used to repay the pre-existing senior notes and pay down outstanding borrowings on the Company's line of credit as they matured. The prepayment penalty and the remaining unamortized loan fees of $326,000, net of the related tax benefit, were charged to the first quarter of fiscal 1999 as an extraordinary loss on the early extinguishment of the debt.

On December 16, 1998, the Company established a new $12.0 million two year line of credit with a bank and terminated the $25.0 million facility in place at the end of fiscal 1998. Outstanding borrowings of $13,440 under the previous line of credit were repaid with proceeds from the senior notes. No borrowings were outstanding under the new line of credit at October 2, 1999. On December 13, 1998, the mortgage note payable was refinanced with the original lender and the due date extended from fiscal 1999 to 2003.

Maturities of long-term debt, adjusted for the effect of the new senior notes and the mortgage refinancing and excluding capitalized equipment lease obligation (see Note 10), are as follows: 2000 $54,000; 2001 $7,058,000; 2002 $7,062,000; 2003 $7,067,000; 2004 $8,440,000; thereafter-
-$7,000,000.

Interest of approximately $2,354,000, $2,535,000 and  $1,942,000 was paid during fiscal years 1999, 1998 and 1997, respectively.

Note 6 Income Taxes

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

The provision for income tax expense consists of the following (in thousands):

                                                       Year Ended
                                          --------------------------------------
                                          October 2,   October 3,   September 27,
                                             1999         1998          1997
                                          ----------- ------------  ------------
Current
     Federal ...................              $3,365       $2,581        $4,688
     State .....................                 832          496           799
                                          ----------- ------------  ------------
          Total Current ........               4,197        3,077         5,487
                                          ----------- ------------  ------------
Deferred
     Federal ...................                (437)      (1,038)       (2,330)
     State .....................                (139)        (133)         (397)
                                          ----------- ------------  ------------
          Total Deferred .......                (576)      (1,171)       (2,727)
                                          ----------- ------------  ------------
Total income tax provision                    $3,621       $1,906        $2,760
                                          =========== ============  ============
Income tax expense
  attributable to continuing
  operations ...................              $3,621       $1,807        $1,788
Income tax expense
  attributable to discontinued
  operations ...................                  --           99           972
                                          ----------- ------------  ------------
  Total income taxes ...........              $3,621       $1,906        $2,760
                                          =========== ============  ============

     Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                                       October 2,    October 3,
                                                          1999          1998
                                                      ------------  ------------
                  Deferred tax assets
Accrued expenses ...................................       $4,846        $4,033
Inventory valuation ................................        2,520         2,807
Contract reserves ..................................          461           455
Other ..............................................          525           390
                                                      ------------  ------------
        Total deferred tax assets ..................       $8,352        $7,685
                                                      ------------  ------------
                  Deferred tax liabilities
Depreciation and property basis difference .........       $1,495        $1,448
Other ..............................................          531           487
                                                      ------------  ------------
     Total deferred tax liabilities ................        2,026         1,935
                                                      ------------  ------------
     Net deferred tax assets .......................       $6,326        $5,750
                                                      ============  ============

The provision for income taxes differs from the income tax determined by applying the applicable U.S. statutory federal income tax rate as a result of the following differences (in thousands):

                                                       Year Ended
                                          --------------------------------------
                                          October 2,   October 3,   September 27,
                                             1999         1998          1997
                                          ----------- ------------  ------------
Income tax at the statutory
  rate of 34% .........................       $3,046       $1,551        $2,497
State income tax, net of
  federal tax .........................          457          240           265
Other .................................          118          115            (2)
                                          ----------- ------------  ------------
Total income taxes ....................       $3,621       $1,906        $2,760
                                          =========== ============  ============


Pursuant to the tax sharing agreement with Electronics, the Company's income taxes prior to fiscal year 1998 were paid by Electronics. Cash paid for income taxes in fiscal year 1999 and 1998 was $2,171,000 and $3,613,000, respectively.

Realization of the net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of the underlying temporary differences.

Note 7 Stockholder' Equity

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

Note 8 Equity Incentive Plans

Statement of Financial Accounting Standards No. 123 (FAS 123),
Accounting for Stock-Based Compensation established a fair-value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company has adopted the disclosure-only alternative as described in FAS 123 in fiscal year 1997. The Company accounts for employee stock awards using the intrinsic value method in accordance with APB Opinion No. 25.

The Company's 1997 Equity Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors in September 1997. The Incentive Plan provides for the granting of incentive stock options to employees and nonstatutory stock options, restricted stock purchase awards, and stock bonuses (collectively, "Stock Awards") to consultants, employees and directors. The Company has reserved 1,139,445 shares of common stock for issuance under the Incentive Plan which included shares for substitute options granted to the option holders of Electronics in connection with the Distribution.

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

Option activity under the Electronics' 1987 Incentive Stock Option Plan prior to the Distribution and option activity under the Technologies Incentive Plan subsequent to the Distribution are summarized below:

                                                                      Weighted
                                                                      Average
                                                         Number       Exercise
                                                       of Common       Price
                                                         Shares      Per Share
                                                      ------------  ------------
Electronics options outstanding at September 28, 1996     456,962         $5.36
               Exercised ............................    (137,200)        $5.33
               Terminated ...........................      (3,500)        $7.95
                                                      ------------  ------------
Electronics options outstanding at September 27, 1997
    prior to the Distribution .......................     316,262         $5.35
Distribution adjustment .............................      23,183           --
                                                      ------------  ------------
Technologies adjusted options outstanding
     at September 27,1997............................     339,445         $4.98
               Granted ..............................       2,000        $16.69
               Exercised ............................    (168,293)        $4.33
                                                      ------------  ------------
Technologies options outstanding at October 3, 1998       173,152         $5.61
               Granted ..............................      84,000         $8.04
               Exercised ............................     (14,964)       $11.45
               Terminated............................     (75,147)        $4.11
                                                      ------------  ------------
Technologies options outstanding at October 2, 1999       167,041         $7.64
                                                      ============  ============


                                                        Weighted      Weighted
                                                        Average       Average
                                                       Remaining      Exercise
                                            Number    Contractual      Price
Exercise Prices                           Outstanding Life (Years)   Per Share
-----------------                         ----------- ------------  ------------
$4.66 .................................       13,772         5.14         $4.66
$5.71 .................................        1,073         4.37         $5.71
$5.94 .................................       15,792         3.65         $5.94
$6.75 .................................        2,147         2.90         $6.75
$7.00 .................................       65,200         9.01         $7.00
$7.92 .................................       39,396         1.62         $7.92
$8.50 .................................        9,661         2.61         $8.50
$10.50.................................        3,000         9.85        $10.50
$12.00.................................       11,000         9.45        $12.00
$12.44.................................        4,000         9.97        $12.44
$16.69.................................        2,000         8.53        $16.69
                                          ----------- ------------  ------------
$4.08 - $16.69 .........................     167,041         6.02         $7.08
                                          =========== ============  ============

As of October 2, 1999, options for 82,507 shares were vested and exercisable at a weighted average exercise price of $7.08.

Under the 1992 Restricted Stock Plan of Electronics, 700,000 shares of Electronics common stock were authorized to be issued to certain key individuals who have become employees of Technologies, subject to forfeiture if employment terminated prior to the end of prescribed vesting periods. The market value at the date of grant of shares is recorded as unearned restricted stock. The market value of shares granted is amortized to compensation expense over the vesting periods. As of October 2, 1999, 610,726 shares had been granted, of which 530,333 shares are outstanding, and 235,098 shares have fully vested. Compensation expense of $595,000, $429,000 and $274,000 was recorded in fiscal years 1999, 1998 and 1997, respectively.

The impact on the calculation of proforma results of operations and income (loss) per share required by FAS 123 was determined to be immaterial for fiscal years 1999, 1998 and 1997.

Note 9 Employee Benefit Plan

The Company has a defined contribution retirement plan for the benefit of all eligible employees. Matching non-discretionary contributions are based on a percentage of employee contributions. Contributions to the plan by the Company for the benefit of its employees for fiscal years 1999, 1998 and 1997 were approximately $911,000, $780,000, and $626,000 respectively.

The Company has a grantor trust to fund deferred compensation for certain employees (a "Rabbi Trust".) The assets in the trust, consisting of cash equivalents and debt and equity securities, are quoted at current market process as determined by the trustee, principally based upon national exchange and over-the-counter markets, and are available to satisfy claims of the Company's general creditors in the event of its bankruptcy. The trust's assets and the corresponding deferred compensation obligation are included in the accompanying balance sheets at October 2, 1999 and October 3, 1998.

Note 10--Lease Commitments

Operating leases consist principally of leases for real properties and land. Certain of the operating leases contain various options for renewal and/ or 'purchase of the related assets for amounts approximating their fair market valuat the date of exercise of the option. Capital leases were assumed as part of the acquisition of a business. Assets recorded under capital leases consist of land, buildings and equipment of $875,000, net of accumulated amortization of $40,000. The future minimum payments for operating and capital leases consist of the following at October 2, 1999 October 2, 1999 (in thousands):

                                             Capital    Operating
                                              Leases       Leases
  Fiscal Year                             ----------- ------------
  2000............................               $85       $2,795
  2001............................                75        2,287
  2002............................                20        1,570
  2003............................                --        1,396
  2004............................                --        1,256
  Thereafter......................                --        2,970
                                          ----------- ------------
   Total minimum lease payments                  180      $12,274
   Less amounts representing interest             36  ============
                                          -----------
   Amounts included in long-term debt           $144
                                          ===========

Total rental expense amounted to approximately $2,187,000, $1,694,000,and $1,616,000 for fiscal years 1999, 1998 and 1997, respectively.

Note 11 Contingencies and Litigation

Claim against U.S. Government

The Company believes that its subsidiary, Defense Systems Company
(DSC), suffered substantial monetary damages due to actions of the U.S. Government in connection with the parties' H70 contract in effect during the 1992-1996 timeframe. As a result, DSC filed a substantial claim against the U.S. Government in 1996. Following attempts to negotiate a settlement, DSC filed an appeal of its claim that is now being adjudicated before the Armed Services Board of Contract Appeals. Due to the uncertainties inherent in the formal claims process, the Company has not recorded any recovery of these claims in the accompanying financial statements.

Other

The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions will have a material impact on the Company's financial condition or operating results.

Note 12 Sales and Major Customers

The Company's operations are conducted within one business segment, the production, manufacturing and sale of a full line of electronic devices that provide vital sensory input for the control systems of advanced machinery for the automotive, government, and other commercial industries. The sales to major industries are as follows (in thousands):

                                                       Year Ended
                                          --------------------------------------
                                          October 2,   October 3,   September 27,
                                             1999         1998          1997
                                          ----------- ------------  ------------
Commercial automotive sensor sales.          $54,459      $20,170       $11,801
Government.........................           19,172       21,046        22,479
Other commecial sales..............           85,772       83,048        67,259
                                          ----------- ------------  ------------
Total sales from continuing operations       159,403      124,264       101,539
                                          =========== ============  ============


     Although the Company is directly affected by the economic well being of the above industries, management does not believe significant credit risk exists at October 2, 1999.

     The Company's foreign opertaions are conducted throughout Europe. A summary of foreign vs. domestic sales follows (in thousands):


                                                       Year Ended
                                          --------------------------------------
                                          October 2,   October 3,   September 27,
                                             1999         1998          1997
                                          ----------- ------------  ------------
Domestic Sales....................          $114,766     $106,872       $89,541
Foreign...........................            44,637       17,392        11,998
                                          ----------- ------------  ------------
Total sales from continuing operations       159,403      124,264       101,539
                                          =========== ============  ============


Foreign sales accounted for approximately 28%, 14%, and 12% of total sales for fiscal 1999, 1998 and 1997, respectively.

In fiscal 1999, one customer accounted for 20% of the Company's net sales and in fiscal 1998and 1997, no one customer accounted for more than 10% of the Company's net sales.

Note 13--Quarterly Results of Operations (Unaudited)
[CAPTION]
The tables below present unaudited quarterly financial information for fiscal years 1999 and 1998:

                                                              Continuing Operations
                                                              Three months ended
                                              ----------------------------------------------------
                                               January 2,    April 3,      July 3,     October 2,
                                                  1999         1999         1999          1999
                                              ------------  -----------  -----------  ------------
                                                 (dollars in thousands except per share amounts)
Net sales ....................................    $36,743      $39,047      $41,175       $42,438
Gross profit .................................     11,463       12,316       12,194        12,250
Income before extraordinary item .............      1,054        1,159        1,170         1,956
Extraordinary item, net of
   income taxes...............................      (326)           --           --            --
Net income ...................................       $728       $1,159       $1,170        $1,956

     Basic Income Per Share

Income per share .............................      $0.16        $0.16        $0.16         $0.27
Extraordinary item ...........................     ($0.05)          --           --            --
Net income per share - basic .................      $0.11        $0.16        $0.16         $0.27

    Diluted Income Per Share

Income per common and common
  equivalent share............................      $0.15        $0.16        $0.16         $0.27
Extraordinary item ...........................     ($0.05)          --           --            --
net income per share - diluted ...............      $0.10        $0.16        $0.16         $0.27

                                              December 27,   April 4,      July 4,     October 3,
                                                  1997         1998         1998          1998
                                              ------------  -----------  -----------  ------------

Net sales ....................................    $28,256      $30,488      $29,897       $35,263
Gross profit .................................      9,622        9,918        9,403         9,759
Incomfrom continuing operations ..............        878          779          704           154
Income from discontinued operations ..........         81           10           50           --
Net income ...................................       $959         $789         $754          $154

     Basic Income Per Share

Income from continuing operations
  per share...................................      $0.13        $0.11        $0.10         $0.02
Income from discontinued operations
  per share...................................      $0.01          --         $0.01           --
Net income per share - basic..................      $0.14        $0.11        $0.11         $0.02

    Diluted Income Per Share

Income from continuing operations per common
  and common equivalent share.................      $0.12        $0.11        $0.10         $0.02
Income from discontinued operations per
  common and common equivalent share..........      $0.01          --         $0.01           --
Net income per share - diluted................      $0.13        $0.11        $0.11         $0.02



Note 14 Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (FAS 107), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Whenever possible, quoted market prices were used to develop fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
 The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of October 2, 1999 and as of October 3, 1998.

Cash, Cash Equivalents and Investments: The carrying amounts reported in the balance sheet for cash, cash equivalents and investments approximate those assets' fair values.

Long-Term Debt: The fair value of long-term debt has been estimated based upon their discounted future cash flows. The discount rate used included a risk free rate derived from the Treasury yield curve plus a risk weighting commensurate with the Company's borrowing position. The fair value of long-term debt is approximately $35,300,000 and $31,001,000 compared with the carrying amounts of $36,705,000 and $37,157,000 at October 2, 1999 and October 3, 1998, respectively.

Note 15--Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                       Year Ended
                                         ---------------------------------------
                                          October 2,   October 3,  September 27,
                                             1999         1998          1997
                                         ------------ ------------  ------------
                                          (in thousands except per share amounts)

                  Numerator
Income from continuing operations
   before extraordinary item,
   net of income taxes.                      $5,339       $2,515        $2,997
                                         ============ ============  ============

                 Denominator
Denominator for basic earnings
per share --
   Weighted average shares, net
    of nonvested shares
    (FY 1999 -- 295 shares;
     FY 1998 -- 251 shares;
     FY 1997 -- 223 shares)........            7,158        7,012         6,816
Effect of dilutive securities:
   Nonvested shares................               17          108            86
   Employee stock options..........               79          154           165
                                         ------------ ------------  ------------
   Denominator for diluted
    earnings per share.............            7,254        7,274         7,067
                                         ============ ============  ============


Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
BEI Technologies, Inc.

We have audited the accompanying consolidated balance sheets of BEI Technologies, Inc. as of October 2, 1999 and October 3, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BEI Technologies, Inc. at October 2, 1999 and October 3, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 2, 1999 in conformity with generally accepted accounting principles.



        Ernst & Young LLP


San Francisco, California
November 4, 1999




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" of the Proxy Statement related to the Company's 2000 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").


ITEM 11.        EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation" and "Certain Transactions" of the Definitive Proxy Statement.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Definitive
Proxy Statement.


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

            Report of Ernst & Young LLP, Independent Auditors

            Consolidated Balance Sheets -
               October 2, 1999 and Ocotber 3, 1998

            Consolidated Statements of Operations -
               Years ended October 2, 1999, October 3, 1998
               and September 27, 1997

            Consolidated Statements of Cash Flows -
               Years ended October 2, 1999, October 3, 1998
               and September 27, 1997

            Consolidated Statements of Stockholders' Equity -
               Years ended October 2, 1999, October 3, 1998
               and September 27, 1997

            Notes to Consolidated Financial Statements -
               October 2, 1999

(a)(2)      Index to Financial Statement Schedule.
            -------------------------------------------
            The following Consolidated Financial Statement Schedule of BEI Technologies, Inc. for each of the years in the period ended October 2, 1999 is filed as part of this Form 10-K:

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

(a)(3)      Listing of Exhibits

Exhibit
Numbers                           Description                         Footnote
--------   ---------------------------------------------------------  --------
    2.1    Distribution Agreement between BEI Electronics, Inc.
           and BEI Technologies, Inc.                                 i
    2.2    Corporate Services Agreement between BEI
           Technologies, Inc. and BEI Electronics, Inc.               i
    2.3    Tax Allocation and Indemnity Agreement between BEI
           Electronics, Inc. and BEI Technologies, Inc.               i
    2.4    Assumption of Liabilities and Indemnity Agreement
           between BEI Electronics, Inc. and BEI Technologies,
           Inc.                                                       i
    2.5    Technology Transfer and License Agreement by and
           between BEI Electronics, Inc. and BEI Technologies,
           Inc.                                                       i
    2.6    Trademark Assignment and Consent Agreement by and
           between BEI Electronics, Inc. and BEI Technologies,
           Inc.                                                       i
    2.7    Agreement Regarding Certain Representations and
           Covenants by and between BEI Electronics, Inc. and
           BEI Technologies, Inc.                                     i
    3.1    Certificate of Incorporation of BEI Technologies, Inc.     i
    3.2    Bylaws of BEI Technologies, Inc.                           i
    3.3    Registrant's Certificate of Designation of Series A
           Junior Participating Preferred Stock (filed as Exhibit
           99.3 hereto)                                               i
    4.1    Specimen Common Share Certificate                          i
    4.2    Certificate of Incorporation of BEI Technologies, Inc.
           (filed as Exhibit 3.1 hereto)                              i
    4.3    Bylaws of BEI Technologies, Inc. (filed as Exhibit 3.2
           hereto)                                                    i
    4.4    Registrant's Certificate of Designation of Series A
           Junior Participating Preferred Stock (filed as Exhibit
           99.3 hereto)                                               i
    4.5    Form of Rights Certificate (filed as Exhibit 99.4 hereto)  i
   10.1  * Registrant's 1997 Equity Incentive Plan and forms of
           related agreements                                         i
   10.2  * Executive Change in Control Benefits Agreement
           between BEI Technologies, Inc. and Certain Named
           Executive Officers                                         i
   10.3    Assumption Agreement--Series A and Series B Senior
           Notes dated September 15, 1997 by and between BEI          i
           Technologies, Inc., Principal Mutual Life Insurance
           Company, Berkshire Life Insurance Company and
           TMG Life Insurance Company
   10.4    Credit Agreement dated as of September 27, 1997            i
           among BEI Technologies, Inc., BEI Sensors & Systems
           Company, Inc., Defense Systems Company, Inc., CIBC,
           Inc., Canadian Imperial Bank of Commerce and CIBC
           Wood Gundy Securities Corp.                                i
   10.5    Note Purchase Agreement dated November 16, 1998 by
           and between BEI Technologies, Inc., BEI Sensors &
           Systems Company, Inc., Connecticut General Life
           Insurance Company and Allstate Life Insurance Company.     ii
   10.6    Amendment to Tax Allocation and Indemnity Agreement
           between BEI Electronics, inc. and BEI Technlogies, Inc.    ii
   10.7    Credit Agreement dated December 16, 1998, by and
           BEI Technologies, Inc., BEI Sensors & Systems Company,
           Inc., and Wells Fargo Bank, National Association           ii
   21.1    Subsidiaries of the Registrant
   23.1    Consent of Ernst &Young LLP, Independent Auditors
   24.1    Power of Attorney
   27.1    Financial Data Schedule
   99.1    BEI Technologies, Inc. Information Statement dated
           September 24, 1997                                         i
   99.2    Rights Agreement dated as of September 11, 1997
           among BEI Technologies, Inc. and ChaseMellon
           Shareholder Services, L.L.C.                               i
   99.3    Registrant's Certificate of Designation of Series A
           Junior Participating Preferred Stock                       i
   99.4    Form of Rights Certificate                                 i

(i) Incorporated by reference. Previously filed as an exhibit to the Registrant's Information Statement on Form 10 (File No. 0-22799) as filed on September 22, 1997.

(ii) Incorporated by reference. Previously filed as an exhibit to the Form 10-K (File No. 0-22799) as filed on December 29, 1998.

*        Items  which  are  management   contracts  or  compensatory   plans  or
         arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) No reports on Form 8-K were filed by the Company during the quarter ended October 2, 1999.

        SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             BEI TECHNOLOGIES, INC.



                                         By: /S/ Robert R. Corr
                                             -----------------------------------
                                             Robert R. Corr
                                             Secretary, Treasurer and Controller
                                             December 20, 1999

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

         Signature                            Title                        Date
---------------------------  ---------------------------------------  ---------------
/s/ Charles Crocker          President, Chief Executive               December 20, 1999
---------------------------    Officer and Chairman of the Board of
(Charles Crocker)            Directors (Principal Executive Officer)
BEI TECHNOLOGIES, INC.

/s/ Richard M. Brooks        Director                                 December 20, 1999
---------------------------
(Richard M. Brooks)


/s/ George S. Brown          Director                                 December 20, 1999
---------------------------
(George S. Brown)


/s/ C. Joseph Giroir, Jr.    Director                                 December 20, 1999
---------------------------
(C. Joseph Giroir, Jr.)


/s/ William G. Howard, Jr.   Director                                 December 20, 1999
---------------------------
(William G. Howard, Jr.)


/s/ Asad M. Madni            Director                                 December 20, 1999
---------------------------
(Asad M. Madni)


/s/ Robert Mehrabian         Director                                 December 20, 1999
---------------------------
(Robert Mehrabian)


/s/ Gary D. Wrench           Senior Vice President, Chief             December 20, 1999
---------------------------    Financial Officer and Director
(Gary D. Wrench)





                                                              SCHEDULE II

                             BEI TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                  Column A                     Column B             Column C      Column D     Column E
--------------------------------------------- ---------- ---------------------    ---------    ---------
                                                               Additions
                                                         ---------------------
                                                                     Charged to
                                              Balance at Charged to    Other                   Balance at
                 Description                  Beginning   Costs and  Accounts     Deductions    End of
                                              of Period   Expenses   Describe     Describe      Period
                                              ---------- ----------- ---------    ---------    ---------
                                                                     (in thousands)
Year ended October 2, 1999:
Deducted from asset accounts:
     Allowance for doubtful accounts ........      $509        $187       $--          $99 (B)     $597
                                              ========== =========== =========    =========    =========

Year ended October 3, 1998:
Deducted from asset accounts:
     Allowance for doubtful accounts ........      $363        $101       $98 (C)      $53 (B)     $509
                                              ========== =========== =========    =========    =========

Year ended September 27, 1997:
Deducted from asset accounts:
     Allowance for doubtful accounts ........      $607         $75      $--          $319 (B)     $363
     Valuation allowance for deferred
        tax assets ..........................        94  --               (94)(A) --           --
                                              ---------- ----------- ---------    ---------    ---------
          Total .............................      $701         $75      ($94)        $319         $363
                                              ========== =========== =========    =========    =========

(A) Adjustment based on the evaluation of uncertainties in the realization of state net operating loss carryovers

(B)  Write-offs of uncollectible accounts

(C)  Acquired as part of an acquisition


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, AS TO SCHEDULE


The Board of Directors and Shareholders
BEI Technologies, Inc.

We have audited the consolidated financial statements of BEI Technologies, Inc. as of October 2, 1999 and October 3, 1998, and for each of the three years in the period ended October 2, 1999, and have issued our report thereon dated November 4, 1999. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K.
This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




        Ernst & Young LLP


San Francisco, California
November 4, 1999,

INDEX TO EXHIBITS


Exhibit
Number          Description

21.1            Subsidiaries of the Registrant

23.1            Consent of Ernst & Young LLP
                Independent Auditors

24.1            Power of Attorney

27.1            Financial Data Schedule