Form 10-Q
period 2000-01-01
BEI TECHNOLOGIES INC
filed 2000-02-14
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 1, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
         ___________.

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


                           One Post Street, Suite 2500
                         San Francisco, California 94104
                         -------------------------------
                    (Address of principal executive offices)

                                 (415) 956-4477
                                 --------------
                         (Registrant's telephone number)


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

     Common Stock: $.001 Par Value, 7,466,819 shares as of February 1, 2000

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART 1.     FINANCIAL INFORMATION                                           PAGE



Item 1.     Financial Statements

                  Condensed Consolidated Balance  Sheets--January
                  1, 2000 and October 2, 1999                                  3

                  Condensed Consolidated Statements of Operations
                  Quarter  ended  January 1, 2000 and  January 2,
                  1999                                                         4

                  Condensed Consolidated Statements of Cash Flows
                  Quarter  ended  January 1, 2000 and  January 2,
                  1999                                                         5

                  Notes  to  Condensed   Consolidated   Financial
                  Statements--January 1, 2000                                  6

Item 2.     Management's   Discussion   and  Analysis  of
            Financial Condition and Results of Operations                      8


PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K                                  11


                   (a)    Exhibits

                           27.1     Financial Data Schedule

                   (b)    Reports on Form 8-K


            SIGNATURES                                                        12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    January 1,    October 2,
                                                       2000          1999
                                                   (Unaudited)  (See note below)
                                                       (dollars in thousands)
--------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                            $    564       $  3,181
Investments                                             7,115          6,467
Trade receivables, net                                 29,217         29,555
Inventories, net -- Note 2                             31,517         31,036
Other current assets                                    7,145          7,193
                                                     --------       --------
      Total current assets                             75,558         77,432

Property, plant and equipment, net                     34,766         35,122
Acquired technology                                     3,814          4,054
Goodwill                                                2,389          2,436
Other assets, net                                       4,291          4,316
                                                     --------       --------
                                                     $120,818       $123,360
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                               $ 11,869       $ 15,484
Accrued expenses and other liabilities                 17,107         17,424
Deferred compensation liability                         7,115          6,467
Current portion of long-term debt                         120            120
                                                     --------       --------
      Total current liabilities                        36,211         39,495

Long-term debt, less current portion                   36,891         36,705
Other liabilities                                       1,322          1,317
Stockholders' equity                                   46,394         45,843
                                                     --------       --------
                                                     $120,818       $123,360
                                                     ========       ========


Note: The balance sheet at October 2, 1999 has been derived from the audited consolidated balance sheet at that date.

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                       Quarter Ended
                                                                   ----------------------
                                                                   January 1,   January 2,
                                                                     2000          1999
                                                                  (dollars in thousands
                                                                 except per share amounts)
                                                                 -------------------------
Net sales                                                          $ 43,728      $ 36,743
Cost of sales                                                        32,169        25,280
                                                                   --------      --------
                                                                     11,559        11,463

Selling, general and administrative expenses                          7,046         7,463
Research, development and related expenses                            1,755         1,496
                                                                   --------      --------

Income from operations                                                2,758         2,504

Interest expense                                                       (687)         (778)
Other income                                                             26            59
                                                                   --------      --------

Income from operations before income taxes                            2,097         1,785
Provision for income taxes                                              841           731
                                                                   --------      --------

Income from operations                                                1,256         1,054
Extraordinary item, net of income taxes                                --            (326)
                                                                   --------      --------
Net income                                                         $  1,256      $    728
                                                                   --------      --------

                            Earnings per Common Share -- Note 4
     Basic Earnings per Common Share
Income from operations                                             $   0.17      $   0.15
Loss from extraordinary item, net of income taxes                  $   --        $  (0.05)
                                                                   --------      --------
Net income per common share                                        $   0.17      $   0.10
                                                                   ========      ========

     Diluted Earnings per Common and Common Equivalent Share
Income from operations                                             $   0.17      $   0.14
Loss from extraordinary item, net of income taxes                  $   --        $  (0.04)
                                                                   --------      --------
Net income per common and common equivalent share                  $   0.17      $   0.10
                                                                   ========      ========
Dividends per common share                                         $   0.02      $   0.02
                                                                   ========      ========


See notes to condensed consolidated financial statements.

                                                                              Page 4 of 12

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                 Quarter Ended
                                                                             ----------------------
                                                                            January 1,    January 2,
                                                                               2000          1999
                                                                             (dollars in thousands)
                                                                             ----------------------
Net cash provided(used) by operating activities                              $ (1,114)     $ (2,152)

Cash flows from investing activities:
        Purchases of property, plant and equipment                             (2,208)         (544)
        Disposal of property, plant and equipment                               1,576          --
        Decrease in other assets                                                  (57)         (239)
                                                                             --------      --------

                Net cash used in investing activities                            (689)         (783)

Cash flows from financing activities:
        Proceeds from debt borrowings                                             275        39,223
        Principal payments on debt and other liabilities                         (201)      (35,509)
        Proceeds from issuance of common stock                                     30          --
        Repurchase of common stock                                               (769)         --
        Payment of cash dividends                                                (149)         (149)
        Other                                                                    --             106
                                                                             --------      --------
                Net cash provided(used) by financing activities                  (814)        3,671

Net increase (decrease) in cash and cash equivalents                           (2,617)          736

Cash and cash equivalents at beginning of period                                3,181         3,557
                                                                             --------      --------

Cash and cash equivalents at end of period                                   $    564      $  4,293
                                                                             ========      ========


See notes to condensed consolidated financial statements.

                                                                                        Page 5 or 12

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 1, 2000

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended October 2, 1999.

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

NOTE 2--INVENTORIES

                                                        January 1,    October 2,
                                                           2000         1999
                                                        (dollars in thousands)
                                                        -----------------------
Finished products                                       $  4,576       $  1,521
Work in process                                            7,768         10,165
Materials                                                 19,120         17,848
Costs incurred under long-term contracts,
   including U.S. Government contracts                       297          1,746
Unliquidated progress payments                              (244)          (244)
                                                        --------       --------
Net inventories                                         $ 31,517       $ 31,036
                                                        ========       ========

NOTE 3--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations before extraordinary item:

                                                                      Quarter Ended
                                                                ------------------------
                                                               January 1,      January 2,
                                                                 2000             1999
                                                                  (in thousands except
                                                                   per share amounts)
                                                                ------------------------
                         Numerator
Income from continuing operations before extraordinary item     $ 1,256          $ 1,054
                                                                -------          -------

                        Denominator

Denominator for basic earnings per share --
  Weighted average shares, net of nonvested
  shares (FY 2000 -- 308 shares; FY 1999 -- 266 shares)           7,180            7,130
Effect of dilutive securities:
  Nonvested shares                                                   89               91
  Employee stock options                                             70               75
                                                                -------          -------
Denominator for diluted earnings per share                        7,339            7,296
                                                                =======          =======

Basic earnings per share from operations before
  extraordinary item                                            $  0.17          $  0.15
                                                                =======          =======
Diluted earnings per share from operations before
  extraordinary item                                            $  0.17          $  0.14
                                                                =======          =======


NOTE 4--CONTINGENCIES AND LITIGATION

The Company has pending various legal actions arising in the normal course of business. None of these legal actions is expected to have a material effect on the Company's operating results or financial condition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended October 2, 1999.

The following table sets forth, for the fiscal periods indicated, the percentage
of  net  sales   represented  by  certain  items  in  the  Company's   Condensed
Consolidated Statements of Operations.

                                                               Quarter Ended
                                                           ---------------------
                                                           January 1, January 2,
                                                             2000       1999
--------------------------------------------------------------------------------
Net sales                                                   100.0 %      100.0 %
Cost of sales                                                73.6         68.8
                                                            -----        -----
Gross margin                                                 26.4         31.2

Selling, general and administrative expenses                 16.1         20.3
Research, development and related expenses                    4.0          4.1
                                                            -----        -----
Income from operations                                        6.3          6.8

Interest expense                                              1.6          2.1
Other income                                                  0.1          0.2
                                                            -----        -----
Income from operations before income taxes                    4.8          4.9
Provision for income taxes                                    1.9          2.0
                                                            -----        -----

Income from operations before extraordinary item              2.9          2.9
Extraordinary item, net of income taxes                        --         (0.9)
                                                            -----        -----
Net income                                                    2.9 %        2.0 %
                                                            =====        =====


Quarters ended January 1, 2000 and January 2, 1999

Net sales for the first quarter of fiscal 2000, ended January 1, 2000, increased $7.0 million to $43.7 million or 19.0% from $36.7 million during the same period in fiscal 1999.

Sales volume increased primarily in commercial sales to the industrial and automotive markets. The increase was primarily a result of an increase of $6.8 million in automotive sensor sales to $18.5 million in the first quarter of fiscal 2000 from $11.7 million in the comparable period of fiscal 1999. The increase in automotive sensor sales is a direct result of sales attributable to the Company's GyroChip(R) sensors used in automotive stability systems. Increases in other commercial sales of $0.6 million were offset by a decrease of $0.4 million in government sales.

Cost of sales as a percentage of net sales in the first quarter of fiscal 2000 increased 4.8 percentage points to 73.6% from 68.8% in the comparable period of fiscal 1999, due to the impact of increased volume of lower than average margin automotive GyroChip sensor sales. Sales of automotive products increased from 32% in the first quarter of fiscal 1999 to 42% of net sales in the most recent quarter. Accordingly, the total cost of sales percentage was negatively impacted. The Company expects gross margin as a percentage of net sales will remain lower than historic margins as automotive sensors become a larger portion of the Company's product mix.

Selling, general and administrative expenses as a percentage of net sales decreased in the first quarter of fiscal 2000 versus the comparable period of fiscal 1999 due to higher sales volume.

Research, development and related expenses as a percentage of net sales for the first quarter of fiscal 2000 decreased slightly from the comparable period of fiscal 1999 due to higher sales volume. Spending on research, development and related expenses increased $0.3 million to $1.8 million in the first quarter of fiscal 2000 versus the comparable period of fiscal 1999. The increase is an indication of management's dedication to the development of the next generation of sensor components.

Liquidity and Capital Resources

During the first quarter of fiscal 2000, total cash used by operations was $1.1 million. Cash used by operations included net income of $1.3 million, adjusted for the positive impact of non-cash charges to income from depreciation and amortization of $1.4 million and $0.6 million, respectively, and increases to other liabilities and income taxes payable of $0.2 million. Offsetting these items were an increase in accounts receivables of $0.3 million, a decrease in customer advances of $0.2 million, and increase in inventory of $0.5 million. Cash used by operations also included decreases in accrued expenses and trade payables of $3.6 million.

Cash used in investing activities consisted of equipment purchases of $2.2 million and purchases of other assets of $0.1 million. The Company also disposed of $1.6 million of land and building for the period ending January 1, 2000.

Cash provided from financing activities consisted of proceeds from debt borrowings of $0.3 million offset by payments on debt of $0.2 million. During the first quarter of fiscal 2000, the Company issued common stock in the amount of $0.8 million and dividend payments used $0.3 million in cash.

As a result of the Company's positive cash position at the end of fiscal 1999, the company proceeded to use available cash for the company's operating, investing and financing requirements during the first quarter of fiscal 2000.

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

The Company had no material capital commitments at January 1, 2000.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II.                OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K

                       (a)       Exhibits


                                 27.1     Financial Data Schedule


                       (b)       Reports on Form 8-K


                                 No reports on Form 8-K were filed by the Company during the quarter ended January 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2000.

                                           BEI Technologies, Inc.


                                           By:       /s/ Robert R. Corr
                                                     -------------------------
                                                     Robert R. Corr
                                                     Secretary, Treasurer and
                                                     Controller (Chief
                                                     Accounting Officer)