Form 10-Q
period 2000-04-01
BEI TECHNOLOGIES INC
filed 2000-05-05
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______ .


                         Commission file number 0-22799
                     B E I   T E C H N O L O G I E S,  I N C.
             (Exact name of Registrant as specified in its charter)



            Delaware                                    94-3274498
    ------------------------               -----------------------------------
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

        Common Stock: $.001 Par Value, 7,464,992 shares as of May 1, 2000

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX
PART 1.             FINANCIAL INFORMATION                                                                  PAGE
                                                                                                           ----
Item 1.             Financial Statements

                           Condensed Consolidated Balance Sheets--April 1, 2000 and
                           October 2, 1999                                                                   3

                           Condensed Consolidated Statements of Operations--Quarter and
                           Six Months ended April 1, 2000 and April 3, 1999                                  4

                           Condensed Consolidated Statements of Cash Flows-- Quarter
                           and Six Months ended April 1, 2000 and April 3, 1999                              5

                           Notes to Condensed Consolidated Financial Statements--April 1, 2000               6

Item 2.             Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                    8

PART II.            OTHER INFORMATION

Item 4.             Submission of Matters to Vote of Security Holders                                        11

Item 6.             Exhibits and Reports on Form 8-K                                                         11

                           (a)   Exhibits

                                 27.1     Financial Data Schedule

                           (b)   Reports on Form 8-K


                    SIGNATURES                                                                               12


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                              April 1,     October 2,
                                               2000          1999
                                            (Unaudited) (See note below)
                                                   (in thousands)
------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                    $ 10,423       $  3,181
Investments                                     6,866          6,467
Trade receivables, net                         30,583         29,555
Inventories, net -- Note 2                     30,460         31,036
Other current assets                            8,414          7,193
                                             --------       --------
      Total current assets                     86,746         77,432

Property, plant and equipment, net             34,557         35,122
Accquired technology                            3,573          4,054
Goodwill                                        2,341          2,436
Other assets, net                               3,453          4,316
                                             --------       --------
                                             $130,670       $123,360
                                             ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Trade accounts payable                       $ 14,060       $ 15,484
Accrued expenses and other liabilities         21,766         17,424
Deferred compensation liability                 6,866          6,467
Current portion of long-term debt                 120            120
                                             --------       --------
      Total current liabilities                42,812         39,495

Long-term debt, less current portion           36,653         36,705
Other liabilities                               3,027          1,317
Stockholders' equity                           48,178         45,843
                                             --------       --------
                                             $130,670       $123,360
                                             ========       ========

See notes to condensed consolidated financial statements.

Note: The balance sheet at October 2, 1999 has been derived from the audited consolidated balance sheet at that date.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)                                                    Quarter Ended       Six Months Ended
                                                            ------------------   --------------------
                                                             April 1,  April 3,    April 1,   April 3,
                                                               2000      1999        2000       1999
                                                            -------------------   -------------------
                                                             (in thousands except per share amounts)
------------------------------------------------------------------------------------------------------
Net sales                                                   $ 54,217   $ 39,047   $ 97,945   $ 75,790
Cost of sales                                                 39,058     26,731     71,227     52,011
                                                            --------   --------   --------   --------
                                                              15,159     12,316     26,718     23,779

Selling, general and administrative expenses                   9,124      7,789     16,170     15,252
Research, development and related expenses                     2,197      1,837      3,952      3,333
                                                            --------   --------   --------   --------
Income from operations                                         3,838      2,690      6,596      5,194

Interest expense                                                 664        758      1,351      1,536
Other income                                                     593         34        619         93
                                                            --------   --------   --------   --------
Income from operations before
   income taxes                                                3,767      1,966      5,864      3,751
Provision for income taxes                                     1,476        807      2,317      1,538
                                                            --------   --------   --------   --------
Income before extraordinary item                               2,291      1,159      3,547      2,213
Extraordinary item, net of income taxes                         --         --         --         (326)
                                                            --------   --------   --------   --------
Net income                                                  $  2,291   $  1,159   $  3,547   $  1,887
                                                            ========   ========   ========   ========

Earnings per Share -- Note 4

    Basic Earnings per Share
Income before extraordinary item                            $   0.32   $   0.16   $   0.49   $   0.31
Loss from extraordinary item, net of income tax effect          --         --         --        (0.05)
                                                            --------   --------   --------   --------
Net income per common share                                 $   0.32   $   0.16   $   0.49   $   0.26
                                                            ========   ========   ========   ========

Diluted Earnings per Share

Income before extraordinary item                            $   0.31   $   0.16   $   0.48   $   0.30
Loss from extraordinary item, net of income tax effect          --         --         --        (0.04)
                                                            --------   --------   --------   --------

Net income per common and common
    equivalent share                                        $   0.31   $   0.16   $   0.48   $   0.26
                                                            ========   ========   ========   ========

Dividends per common share                                  $   0.02   $   0.02   $   0.04   $   0.04
                                                            ========   ========   ========   ========

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                             Quarter Ended         Six Months Ended
                                                       -----------------------------------------------
                                                         April 1,     April 3,   April 1,     April 3,
                                                           2000         1999       2000         1999
                                                       -----------------------------------------------
                                                                        (in thousands)
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                              $  2,291    $  1,159    $  3,547    $  1,887

Adjustments to reconcile net income to net cash
provided by (used by) operating activities:
     Depreciation and amortization                         1,998       2,139       3,988       3,899
     Other                                                 6,701         (78)      2,364      (4,717)
                                                        --------    --------    --------    --------
Net cash provided by operating activities:                10,990       3,220       9,899       1,069

Cash flows from investing activities:
     Purchase of property, plant and equipment            (1,469)     (3,175)     (3,700)     (3,276)
     Disposal of property, plant and equipement              292        --         1,868        --
     Increase (decrease) in other assets                     697         404         640         (12)
                                                        --------    --------    --------    --------
Net cash used by investing activities                       (480)     (2,771)     (1,192)     (3,288)

Cash flows from financing activities:
     Proceeds from debt borrowings                           992         288       1,267      39,032
     Principal payments on debt and other liabilities     (1,017)     (1,133)     (1,218)    (36,516)
     Proceeds from issuance of common stock                  161        --           191        --
     Repurchase of common stock                             (638)       --        (1,407)       --
     Payment of cash dividends                              (149)       (148)       (298)       (297)
     Other                                                  --          --          --           192
                                                        --------    --------    --------    --------
Net cash provided (used) by financing activities            (651)       (993)     (1,465)      2,411
                                                        --------    --------    --------    --------

Net increase (decrease) in cash and cash equivalents       9,859        (544)      7,242         192
Cash and cash equivalents at beginning of period             564       4,293       3,181       3,557
                                                        --------    --------    --------    --------
Cash and cash equivalents at end of period              $ 10,423    $  3,749    $ 10,423    $  3,749
                                                        ========    ========    ========    ========

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 1, 2000

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended October 2, 1999. BEI Technologies, Inc. ("Technologies" or the "Company") was incorporated on June 30, 1997 in the State of Delaware as a wholly owned subsidiary of BEI Electronics, Inc., subsequently renamed BEI Medical Systems Company, Inc. ("Electronics"). On September 27, 1997, Electronics distributed to holders of Electronics common stock one share of common stock of the Company for each share of Electronics common stock held on September 24, 1997 (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. ("Sensors & Systems") and Defense Systems Company, Inc. ("Defense Systems") business segments. The operations of Defense Systems were discontinued during the third quarter of fiscal year 1998.

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

NOTE 2--INVENTORIES

                                                     April 1,        October 2,
                                                      2000              1999
                                                      (dollars in thousands)
                                                   --------------------------
Finished products                                  $  2,570          $  1,521
Work in process                                       5,903            10,165
Materials                                            21,981            17,848
Costs incurred under long-term contracts,
   including U.S Government contracts                     6             1,746
Unliquidated progress payments                         --                (244)
                                                   --------          --------
Net inventories                                    $ 30,460          $ 31,036
                                                   ========          ========

NOTE 3--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:
                                                       Quarter Ended        Six Months Ended
                                                     ------------------------ ---------------
                                                    April 1,   April 3,   April 1,    April 3,
                                                      2000       1999       2000        1999
                                                     ----------------------------------------
                                                     (in thousands except per share amounts)
                       Numerator
Income before
   extraordinary item                                $2,291     $1,159     $3,547     $2,213
                                                     ======     ======     ======     ======

                      Denominator
Denominator for basic earnings per share --
    Weighted average shares, net of nonvested
    shares (FY 2000 - 228 shares;
    FY 1999 - 266 shares)                             7,190      7,154      7,253      7,116
Effect of dilutive securities:
    Nonvested shares                                     98         87         47        108
    Employee stock options                              112        108         85         95
                                                     ------     ------     ------     ------
    Denominator for diluted earning per share         7,400      7,349      7,385      7,319
                                                     ======     ======     ======     ======

Basic earnings per share
   before extraordinary item                         $ 0.32     $ 0.16     $ 0.49     $ 0.31
                                                     ======     ======     ======     ======
Diluted earnings per share
   before extraordinary item                         $ 0.31     $ 0.16     $ 0.48     $ 0.30
                                                     ======     ======     ======     ======


NOTE 5--CONTINGENCIES AND LITIGATION

The Company has pending various legal actions arising in the normal course of business. None of these legal actions is expected to have a material effect on the Company's consolidated financial condition, operating results or cash flow.

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
                                                             Quarter Ended                  Six Months Ended
                                                        -----------------------         ------------------------
                                                         April 1,      April 3,         April 1,        April 3,
                                                           2000          1999             2000            1999
                                                        -----------------------         ------------------------
Net sales                                                 100.0 %        100.0 %          100.0 %         100.0 %
Cost of sales                                              72.0           68.5             72.7            68.6
                                                        --------       --------         --------         -------
Gross margin                                               28.0           31.5             27.3            31.4

Operating expenses
  Selling, general and administrative expenses             16.8           19.9             16.5            20.1
  Research, development and related expenses                4.1            4.7              4.0             4.4
                                                        --------       --------         --------         -------
Income from operations                                      7.1            6.9              6.8             6.9

Interest expense                                            1.2            1.9              1.4             2.0
Other income                                                1.1            0.1              0.6              --
                                                        --------       --------         --------         -------
Income from operations before
   income taxes                                             7.0            5.1              6.0             4.9
Provision for income taxes                                  2.7            2.1              2.4             2.0
                                                        --------       --------         --------         -------
Income before extraordinary item                            4.3            3.0              3.6             2.9
Extraordinary item, net of income taxes                      --             --               --            (0.4)
                                                        --------       --------         --------         -------
Net income                                                  4.3 %          3.0 %            3.6 %           2.5 %
                                                        ========       ========         ========         =======

Quarters ended April 1, 2000 and April 3, 1999

Net sales for the second quarter of fiscal 2000, ended April 1, 2000, increased $15.2 million to $54.2 million or 38.9% from $39.0 million during the same period in fiscal 1999. The principal increase in sales volume was attributable to purchases by domestic and foreign automotive customers. Sales of non-automotive commercial products increased 18.3% from the same period of fiscal 1999, while sales under government contracts decreased $0.6 million or 11.9% from the same period of the prior fiscal year.

Cost of sales as a percentage of net sales in the second quarter of fiscal 2000 increased 3.5 percentage points to 72.0% from 68.5% in the comparable period of fiscal 1999, due mainly to the impact of increased automotive GyroChip(R) sensor sales. Cost of sales as a percentage of net sales for automotive sensors decreased from the same quarter of the prior year, but the automotive sensor cost of sales percentage remains higher than the average cost of sales percentage for the Company. Sales of automotive sensor products increased to 45.7% of net sales in the second quarter of fiscal 2000 from 33.2% of net sales in the comparable period of fiscal 1999. Accordingly, the total cost of sales percentage was negatively impacted. The Company expects continued downward pressure on gross profit as a percentage of net sales if automotive sensor sales continue to become a larger portion of the Company's product mix as now seems likely.

Selling, general and administrative expenses as a percentage of net sales decreased in the second quarter of fiscal 2000 versus the comparable period of fiscal 1999 due to higher sales volume. Actual selling, general and administrative expenses increased primarily as a result of increased manufacturing activity in the quarter.

Research, development and related expenses as a percentage of net sales for the second quarter of fiscal 2000 decreased from the comparable period of fiscal 1999 due to higher sales volume combined with only a slight increase in actual research, development and related expenses.

Due to increased cash flow, the Company decreased its debt borrowings during the second quarter of fiscal 2000. The decreased debt borrowings resulted in a 0.7 percentage point decrease of costs related to interest from the comparable period of fiscal 1999.

During the second quarter of fiscal 2000, the Company had non-recurring other income of $0.5 million and interest income of $0.1 million, up significantly from the comparable period of fiscal 1999. The non-recurring item was primarily from the sale of an asset held for investment.

Six Months ended April 1, 2000 and April 3, 1999

Net sales for the first six months of fiscal 2000 increased $22.2 million or 29.2% to $97.9 million from $75.8 million during the same period in fiscal 1999. The principal increase was attributable to expanded sales of GyroChip sensors to foreign and domestic automotive customers for use in stability control systems.

Cost of sales as a percentage of net sales in the first six months of fiscal 2000 increased 4.1 percentage points to 72.7% from 68.6% in the comparable period of fiscal 1999 due to several factors. Cost of sales as a percentage of net sales for automotive sensors decreased slightly from the same period of the prior fiscal year, but is higher than the average percentage cost of sales for the Company. Sales of automotive products increased to 48.1% of total sales in the first six months of fiscal 2000 from 32.6% of total sales in the first six months of fiscal 1999. Accordingly, the average cost of sales percentage was negatively impacted, even though cost of sales as a percentage of sales improved slightly in most product areas. The Company expects continued downward pressure on gross profit as a percentage of net sales as automotive sensors become a larger portion of the Company's product mix.

During the first six months of fiscal 2000, actual selling, general and administrative expenses increased $0.9 million to $16.2 million from the same period of fiscal 1999 as a result of increased sales volume during the first six months of fiscal 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 16.5% from 20.1% of the comparable period in the prior year. The 3.6 percentage point decrease is attributable to increased sales during the first six months of fiscal 2000.

Research, development and related expenses as a percentage of net sales for the first six months of fiscal 1999 decreased 0.4 percentage points from the comparable period of fiscal 1999 due to higher sales volume combined with an increase of $0.6 million in actual research, development and related expenses.

Interest expense has decreased 0.6 percentage points to 1.4% of net sales from the comparable period of fiscal 1999. The Company's increased cash flow resulted in a reduction of short-term borrowings. Accordingly, reduced interest related costs were realized during the first six months of fiscal 2000.

During the first six months of fiscal 2000, other income increased $0.5 million to $0.6 million from the comparable period of fiscal 1999. The increase was primarily attributable to the sale of an asset held for investment that resulted in a non-recurring item in other income of $0.5 million.

Liquidity and Capital Resources

During the first six months of fiscal 2000, total cash provided by operations was $9.9 million. Cash provided by operations included net income of $3.5 million, adjusted for the positive impact of non-cash charges to income from depreciation and amortization of $2.8 million and $1.2 million, respectively, and a decreases in inventory of $0.8 million and an increase to other liabilities and accrued expenses of $4.7 million. Offsetting these items were increases to accounts receivable and other assets of $1.2 and $0.9 million, respectively. Other uses of cash for operations also included decreases in progress payments and customer advances of $0.2 million and $0.1 million, respectively as well as payments of deferred income taxes of $0.4 million.

Cash used in investing activities of $1.2 million consisted of equipment purchases of $3.7 million, the disposal of equipment in the amount of $1.9 million and a decrease of $0.6 million to other assets.

Cash used by financing activities of $1.5 million consisted primarily of the repurchase of stock that amounted to $1.4 million for the first six months of fiscal 2000. The $1.3 million in debt borrowings and $0.2 million of proceeds from the issuance of stock were offset by repayments of $1.2 million and cash dividends of $0.3 million.

While the Company believes that its existing cash balances, together with cash derived from operating revenues, will be sufficient to meet the Company's capital requirements for the next twelve months, the Company could possibly need to raise additional funds through public or private financing or other arrangements. There can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.

The Company had no material capital commitments at April 1, 2000.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II.               OTHER INFORMATION

Item 4.                Submission of Matters to Vote of Security Holders

                       (a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on March 1, 2000. At the Meeting, Richard M. Brooks, William G. Howard Jr. and Robert Mehrabian were re-elected to the Company's Board of Directors for a three-year term expiring at the Company's 2002 Annual Meeting.

                                 Shares voted:
                                                        For            Withheld
                                                    ----------------------------
                                 Brooks             5,571,363         1,139,673
                                 Howard             5,576,806         1,134,230
                                 Mehrabian          5,977,592           733,444

                                 Effective March 31, 2000, Robert Mehrabian resigned as director of BEI Technologies, Inc. due to increased responsibilities at his current employer.

                       (b)
                                 In addition, the following directors continued in office as directors of the Company following the Meeting: Charles Crocker and George S. Brown (until the Company's 2001 Annual Meeting); Joseph Girior, Jr., Asad M. Madni and Gary D. Wrench (until the Company's 2002 Annual Meeting).

                                 The other matters presented at the Meeting and the voting of stockholders with respect thereto are as follows:

                                 The stockholders ratified the Board of Directors' selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending September 30, 2000.

                                 Shares voted:
                                                 For       Against      Abstain
                                             -----------------------------------
                                             6,703,579     1,677        5,780

Item 6.                Exhibits and Reports on Form 8-K

                       (a)       Exhibits

                                 27.1     Financial Data Schedule

                       (b)       Reports on Form 8-K

                                 No reports on Form 8-K were filed by the Company during the quarter ended April 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2000.


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