Form 10-Q
period 2000-07-27
BEI TECHNOLOGIES INC
filed 2000-08-07
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_______to_______.



                         Commission file number 0-22799
                    B E I    T E C H N O L O G I E S,   I N C.
             (Exact name of Registrant as specified in its charter)


         Delaware                                       94-3274498
 -------------------------                      -------------------------
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

       Common Stock: $.001 Par Value, 7,186,579 shares as of July 27, 2000

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART 1.    FINANCIAL INFORMATION                                            PAGE
                                                                            ----

Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets--July 1,
              2000 and October 2, 1999                                         3

              Condensed    Consolidated     Statements    of
              Operations--Quarter and Nine Months ended July
              1, 2000 and July 3, 1999                                         4

              Condensed  Consolidated   Statements  of  Cash
              Flows--  Quarter and Nine Months ended July 1,
              2000 and July 3, 1999                                            5

              Notes  to  Condensed   Consolidated  Financial
              Statements--July 1, 2000                                         6

Item 2.       Management's   Discussion   and   Analysis  of
              Financial  Condition and Results of Operations                   8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   11

              (a) Exhibits

                  27.1 Financial Data Schedule                                11

              (b) Reports on Form 8-K 11

           SIGNATURES                                                         12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                             July 1,             October 2,
                                               2000                 1999
                                           (Unaudited)       (See note below)
                                                      (in thousands)
--------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                  $   9,663            $   3,181
Investments                                    7,080                6,467
Trade receivables, net                        31,439               29,555
Inventories, net -- Note 2                    31,534               31,036
Other current assets                           8,087                7,193
                                            --------             --------
      Total current assets                    87,803               77,432

Property, plant and equipment, net            34,881               35,122
Acquired technology                            3,333                4,054
Goodwill                                       2,292                2,436
Other assets, net                              3,928                4,316
                                            --------             --------
                                           $ 132,237            $ 123,360
                                            ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Trade accounts payable                     $  16,575            $  15,484
Accrued expenses and other liabilities        23,246               17,424
Deferred compensation liability                7,080                6,467
Current portion of long-term debt                120                  120
                                            --------             --------
          Total current liabilities           47,021               39,495

Long-term debt, less current portion          36,643               36,705
Other liabilities                              3,368                1,317
Stockholders' equity                          45,205               45,843
                                            --------             --------
                                           $ 132,237            $ 123,360
                                            ========             ========


See notes to condensed consolidated financial statements.

Note: The balance sheet at October 2, 1999 has been derived from the audited consolidated balance sheet at that date.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)                                                     Quarter Ended                  Nine Months Ended
                                                          -------------------------       --------------------------
                                                             July 1,       July 3,          July 1,         July 3,
                                                             2000           1999             2000            1999
                                                          -------------------------        --------------------------
                                                                   (in thousands except per share amounts)
----------------------------------------------------------------------------------------------------------------------
Net sales                                                 $ 60,246        $ 41,175         $ 158,191        $ 116,965
Cost of sales                                               42,704          28,981           113,931           80,992
                                                          --------        --------         ---------        ---------
                                                            17,542          12,194            44,260           35,973


Selling, general and administrative expenses                 9,977           7,891            26,147           23,143
Research, development and related expenses                   2,178           1,855             6,130            5,188
                                                          --------        --------         ---------        ---------
Income from operations                                       5,387           2,448            11,983            7,642


Interest expense                                               655             730             2,006            2,266
Other income                                                   178             234               797              327
                                                          --------        --------         ---------        ---------

Income from operations before
   income taxes                                              4,910           1,952            10,774            5,703
Provision for income taxes                                   1,917             782             4,234            2,320
                                                          --------        --------         ---------        ---------

Income before extraordinary item                             2,993           1,170             6,540            3,383
Extraordinary item, net of income taxes                         --              --                --             (326)
                                                          --------        --------         ---------        ---------
Net income                                                $  2,993        $  1,170         $   6,540        $   3,057
                                                          ========        ========         =========        =========

Earnings per Common Share -- Note 3

          Basic Earnings per Share

Income before extraordinary item                          $   0.42        $   0.16         $    0.91        $    0.48
Extraordinary item, net of income tax effect                    --              --                --            (0.05)
                                                          --------        --------         ---------        ---------
Net income per common and common
    equivalent share                                      $   0.42        $   0.16         $    0.91        $    0.43
                                                          ========        ========         =========        =========

          Diluted Earnings per Share
Income before extraordinary item                          $   0.41        $   0.16         $   0.89         $    0.47
Extraordinary item, net of income tax effect                  --                --               --             (0.05)
                                                          --------        --------         ---------        ---------

Net income per common and common
    equivalent share                                      $   0.41        $   0.16         $   0.89         $    0.42
                                                          ========        ========         ========         =========

Dividends per common share                                $   0.02        $   0.02         $   0.06         $    0.06
                                                          ========        ========         ========         =========


                                                                                                         Page 4 of 12

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                     Quarter Ended               Nine Months Ended
                                                                -----------------------       -----------------------
                                                                 July 1,       July 3,         July 1,       July 3,
                                                                  2000           1999           2000          1999
                                                                -----------------------       -----------------------
                                                                                   (in thousands)
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                        $  2,993    $  1,170            $ 6,540     $ 3,057
Adjustments to reconcile net income to net cash
provided by (used by) operating activities:

     Depreciation and amortization                                   2,193       2,019              6,181       5,918
     Other                                                           2,693         855              5,053      (3,870)
                                                                  --------    --------            -------     -------
Net cash provided by operating activities:                           7,879       4,044             17,774       5,105


Cash flows from investing activities:

     Purchase of property, plant and equipment                      (1,935)     (3,149)            (5,635)     (6,868)
     Disposal of property, plant and equipment                        --          --                1,868        --
     Increase (decrease) in other assets                              (531)       (193)               109         (28)
                                                                  --------    --------             ------     -------
Net cash used by investing activities                               (2,466)     (3,342)            (3,658)     (6,896)


Cash flows from financing activities:

     Proceeds from debt borrowings                                      72         253              1,142      39,099
     Principal payments on debt and other liabilities                   (9)       (675)            (1,030)    (36,539)
     Proceeds from issuance of common stock                            153          55                347          55
     Repurchase of common stock                                     (6,242)       --               (7,648)       --
     Payment of cash dividends                                        (147)       (148)              (445)       (445)
                                                                  --------    --------            -------     -------
Net cash provided (used) by financing activities                    (6,173)       (515)            (7,634)      2,170
                                                                  --------    --------            -------     -------

Net increase (decrease) in cash and cash equivalents                  (760)        187              6,482         379
Cash and cash equivalents at beginning of period                    10,423       3,749              3,181       3,557
                                                                  --------    --------            -------     -------
Cash and cash equivalents at end of period                        $  9,663    $  3,936            $ 9,663     $ 3,936
                                                                  ========    ========            =======     =======

See notes to condensed consolidated financial statements.

                                                                                                         Page 5 of 12

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 1, 2000

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

NOTE 2--INVENTORIES

Inventories are carried principally at the lower of cost (first-in, first-out method) or fair value and do not exceed net realizable value.

                                                  July 1,           October 2,
                                                   2000                1999
                                                      (dollars in thousands)
                                                 ----------------------------
Finished products                                 $  3,927           $  1,521
Work in process                                      5,604             10,165
Materials                                           22,000             17,848
Costs incurred under long-term contracts,
   including U.S Government contracts                    3              1,746
Unliquidated progress payments                          --               (244)
                                                  --------           --------
Net inventories                                   $ 31,534           $ 31,036
                                                  ========           ========

NOTE 3--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                                  Quarter Ended            Nine Months Ended
                                                             ------------------------   ------------------------
                                                               Ju1y 1,     July 3,      July, 1        July 3,
                                                                2000        1999          2000           1999
                                                             ------------------------   ------------------------
                                                                   (in thousands except per share amounts)

                Numerator
                ---------
Income before extraordinary item                                 $2,993       $1,170         $6,540     $3,383
                                                                 ======       ======         ======     ======

                        Denominator

Denominator for basic earnings per share --
    Weighted average shares, net of nonvested
    shares (FY 2000 - 273 shares;
    FY 1999 - 305 shares)                                         7,165        7,169          7,216      7,120
Effect of dilutive securities:
   Nonvested shares                                                  20           50             73         44
   Employee stock options                                           104           67             92         85

   Denominator for diluted earnings per share                     7,289        7,286          7,381      7,249
                                                                 ======       ======         ======     ======
Basic earnings per share before extraordinary item               $ 0.42       $ 0.16         $ 0.91     $ 0.48
                                                                 ======       ======         ======     ======
Diluted earnings per share before extraordinary item             $ 0.41       $ 0.16         $ 0.89     $ 0.47
                                                                 ======       ======         ======     ======


NOTE 4--CONTINGENCIES AND LITIGATION

The Company has pending various legal actions arising in the normal course of business. None of these legal actions is expected to have a material effect on the Company's consolidated financial condition, operating results or cash flow.

NOTE 5--SUBSEQUENT EVENTS

On July 25, the Company made a cash contribution of $1 million to OpticNet, Inc., a newly incorporated majority-owned subsidiary of the Company. OpticNet's primary focus will be to develop optical components for the telecommunications industry. The Company also intends to transfer ownership of certain optical components related intellectual property to OpticNet in the near future. The Company believes the subsidiary has the potential to develop into an independent company and intends to distribute shares of OpticNet common stock to its stockholders in the form of a special stock dividend.

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


                                                            Quarter Ended                  Nine Months Ended
                                                       -----------------------        ------------------------
                                                        July 1,        July 3,          July 1,        July 3,

                                                          2000           1999             2000          1999
                                                       -----------------------        ------------------------
Net sales                                                 100.0%        100.0%           100.0%         100.0%

Cost of sales                                              70.9          70.4             72.0           69.2
                                                       --------      --------         --------       --------
Gross margin                                               29.1          29.6             28.0           30.8

Operating expenses

  Selling, general and administrative expenses             16.6          19.2             16.5           19.8

  Research, development and related expenses                3.6           4.5              3.9            4.5
                                                       --------      --------         --------       --------
Income from operations                                      8.9           5.9              7.6            6.5

Interest expense                                            1.1           1.7              1.3            1.9

Other income                                                0.3           0.6              0.5            0.3
                                                       --------      --------         --------       --------
Income from operations before
   income taxes                                             8.1           4.8              6.8            4.9

Provision for income taxes                                  3.1           2.0              2.7            2.0
                                                       --------      --------         --------       --------
Income before extraordinary item                            5.0           2.8              4.1            2.9

Extraordinary item, net of income taxes                      --            --               --           (0.3)
                                                       --------      --------         --------       --------
Net income                                                  5.0%          2.8%             4.1%           2.6%
                                                       ========      ========         ========       ========


Quarters ended July 1, 2000 and July 3, 1999

Net sales for the third quarter of fiscal 2000, ended July 1, 2000, were $60.2 million representing a $19.0 million increase or 46.3% from $41.2 million during the same period in fiscal 1999. The principal increase in sales volume was attributable to purchases by domestic and foreign automotive customers. Sales of non-automotive commercial products increased by $2.5 million or 11.2% from the same period of fiscal 1999, while sales under government contracts decreased by $0.5 million or 11.0% from the same period of the prior fiscal year.

Cost of sales as a percentage of net sales in the third quarter of fiscal 2000 increased half a percentage point to 70.9% from 70.4% in the comparable period of fiscal 1999, due mainly to the impact of increased automotive GyroChip(R) sensor sales. Cost of sales as a percentage of net sales for automotive sensors decreased from the same quarter of the prior year, but the automotive sensor cost of sales percentage remains higher than the average cost of sales percentage for the Company. Sales of automotive sensor products increased to 50.0% of net sales in the third quarter of fiscal 2000 from 34.2% of net sales in the comparable period of fiscal 1999. Accordingly, the total cost of sales percentage was slightly higher. The Company expects continued downward pressure on gross profit as a percentage of net sales if automotive sensor sales continue to become a larger portion of the Company's product mix as now seems likely.

Selling, general and administrative expenses as a percentage of net sales decreased in the third quarter of fiscal 2000 versus the comparable period of fiscal 1999 due to higher sales volume. Actual selling, general and administrative expenses increased primarily as a result of support for the increased manufacturing activity in the quarter and due to increased incentive accruals related to above plan profitability.

Research, development and related expenses as a percentage of net sales for the third quarter of fiscal 2000 decreased from the comparable period of fiscal 1999 due to higher sales volume. Actual research, development and related expenses increased by $0.3 million.

Costs related to interest decreased 10.3% during the third quarter of fiscal 2000 as compared to the same period of fiscal 1999. The decrease is a result of decreased debt borrowings during the third quarter of fiscal 2000 as compared to the debt borrowings during the third quarter of fiscal 1999.

Nine Months ended July 1, 2000 and July 3, 1999

Net sales for the first nine months of fiscal 2000 were $158.2 million, an increase of $41.2 million or 35.2% as compared to $117.0 million during the same period in fiscal 1999. The principal increase was attributable to expanded sales of GyroChip sensors to foreign and domestic automotive customers for use in automotive stability control systems.

Cost of sales as a percentage of net sales in the first nine months of fiscal 2000 increased 2.8 percentage points to 72.0% from 69.2% in the comparable period of fiscal 1999 due to several factors. Cost of sales as a percentage of net sales for automotive sensors decreased slightly from the same period of the prior fiscal year, but is higher than the average percentage cost of sales for the Company. Sales of automotive products increased to 46.5% of total sales in the first nine months of fiscal 2000 from 33.2% of total sales in the first nine months of fiscal 1999. Accordingly, the average cost of sales percentage was increased, even though cost of sales as a percentage of net sales improved slightly in most product areas. The Company expects continued downward pressure on gross profit as a percentage of net sales if automotive sensors continue to become a larger portion of the Company's product mix.

During the first nine months of fiscal 2000, actual selling, general and administrative expenses increased $3.0 million to $26.1 million from the same period of fiscal 1999 as a result of increased sales volume during the first nine months of fiscal 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 16.5% from 19.8% of the comparable period in the prior year. The 3.3 percentage point decrease is attributable to increased sales during the first nine months of fiscal 2000.

Research, development and related expenses as a percentage of net sales for the first nine months of fiscal 2000 decreased 0.6 percentage points from the comparable period of fiscal 1999 due to higher sales volume. An increase of $0.9 million from the same period of fiscal 1999 in actual research, development and related expenses resulted primarily in support of MEMS production.

Interest expense has decreased 0.6 percentage points to 1.3% of net sales from the comparable period of fiscal 1999. The Company's increased cash flow in the first nine months of fiscal 2000 resulted in repayment of all short-term borrowings. Accordingly, reduced interest related costs were realized during the first nine months of fiscal 2000.

During the first nine months of fiscal 2000, other income increased $0.5 million to $0.8 million from the comparable period of fiscal 1999. The increase was primarily attributable to the sale of an asset held for investment during the third quarter that resulted in a non-recurring item in other income of $0.5 million.

Liquidity and Capital Resources

During the first nine months of fiscal 2000, total cash provided by operations was $17.7 million. Cash provided by operations included net income of $6.5 million, adjusted for the positive impact of non-cash charges to income from depreciation and amortization of $4.4 million and $1.7 million, respectively. A positive impact also resulted from increases to other liabilities, accrued expenses, and accounts payable in the amounts of $2.1 million, $7.6 million and $1.2 million, respectively. Offsetting these items were increases to accounts receivable of $2.4 million and an increase to other assets of $0.3 million. Other uses of cash for operations also included decreases in progress payments and customer advances of $0.4 million. Increases in income tax payable and inventories of $2.1 million and $0.4 million, respectively as well as payment of a prepaid foreign taxes of $0.4 million offset the increases in cash.

Cash used in investing activities of $3.7 million consisted of equipment purchases of $5.6 million, the disposal of equipment in the amount of $1.9 million and a decrease of $0.1 million to other assets.

Cash used by financing activities of $7.6 million consisted primarily of the repurchase of common stock that amounted to $7.5 million for the first nine months of fiscal 2000. Proceeds from debt borrowings and stock issuances are partially offset by the repayments of debt and cash dividends.

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

The Company had no material capital commitments at July 1, 2000.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II.               OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K

                       (a)       Exhibits

                                 27.1     Financial Data Schedule

                       (b)       Reports on Form 8-K

                                 No reports on Form 8-K were filed by the Company during the quarter ended July 1, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2000.

                                BEI Technologies, Inc.


                                By:      /s/ Robert R. Corr
                                         -------------------------------------
                                         Robert R. Corr
                                         Secretary, Treasurer and Controller
                                         (Chief Accounting Officer)


                                                                Page of 12 of 12