Form 10-K
period 2000-09-30
BEI TECHNOLOGIES INC
filed 2000-12-20
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-22799

                             BEI TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                    94-3274498
-----------------------------------         ------------------------------------
  State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization

                           One Post Street, Suite 2500
                         San Francisco, California 94104
              (Address of principal executive officers) (Zip code)
        ---------------------------------------------------------------

                                 (415) 956-4477
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registers pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 21, 2000 was $164,520,749 (A). As of November 21, 2000, 14,321,090 shares of Registrant's Common Stock were outstanding.

(A) Based upon the closing sale price of the Common Stock on November 21, 2000 as reported on the NASDAQ National Market System. Excludes 3,071,808 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on November 21, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's  Proxy  Statement  with  respect  to its  2001  Annual  Meeting  of
Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this report.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I

         Item 1.  Business.................................................... 3

         Item 2.  Properties..................................................17

         Item 3.  Legal Proceedings...........................................18

         Item 4.  Submission of Matters to a Vote of Security Holders.........18

PART II

         Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters.................................18

         Item 6.  Selected Financial Data.....................................19

         Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............20

         Item 7a. Quantitative and Qualitative Disclosures About Market Risk..23

         Item 8.  Financial Statements and Supplementary Data.................24

         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......................42

PART III

         Item 10. Directors and Executive Officers
                  of the Registrant...........................................42

         Item 11. Executive Compensation......................................42

         Item 12. Security Ownership of Certain Beneficial
                  Owners and Management.......................................42

         Item 13. Certain Relationships and Related Transactions..............42

PART IV

         Item 14. Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.....................................42

Signatures ...................................................................46

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


PART I

ITEM 1.  BUSINESS

Introduction

         BEI Technologies ("Technologies" or the "Company") was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares in Technologies to all the stockholders of BEI Electronics, Inc., (since renamed BEI Medical Systems Company, Inc., ("Electronics")) on September 24, 1997 (the "Distribution"). The principal business and continuing operations of Technologies are conducted within one business segment and are carried out by its divisions which design, manufacture and sell electronic devices that provide vital sensory input for the control systems of advanced machinery and automation systems. These sensors, most of which are concerned with physical motion, provide information that is essential to logical, safe and efficient operation of sophisticated machinery.

         The Company's long-term strategy is to provide, on a global basis, selected advanced intelligent sensors and sensor based subsystems utilizing proprietary technologies. Management believes that intelligent sensory input to machine control systems and computers will be increasingly crucial to the productive functioning of a modern economy. Accordingly, Technologies' goal is to maintain, develop and acquire a diverse offering of advanced sensor products, and manufacture and sell these with complementary products. The Company targets technology-based markets for subsystems and end products in which its traditional sensors, micromachined sensors and complementary products play an enabling role. The Company's near term initiatives include: (a) increased global penetration of the quartz "yaw" sensor for the automotive industry (as described below); (b) development and commercialization of other internally developed technologies that have broad industrial and commercial applications for motion control, pressure, rate and position sensing; and (c) expansion of product lines through synergistic acquisitions of complementary technologies.

         A key feature of the Company's strategy is to be recognized worldwide as the most capable source for the sensor categories it has selected. The Company's traditional emphasis has been on producing highly engineered motion sensing components and assemblies. The Company believes it differentiates itself by offering (a) superior technology to solve a customer problem (including innovative proprietary technology); (b) quality service; and (c) engineering expertise in recommending and prescribing technical solutions for its customers' applications. The Company's products are not sold as commodities. Its strategy is to provide technical solutions and customer service that, together with the products themselves, create value and give the customer confidence that the product has been expertly prescribed and applied.

         By way of more specific examples, the Company's engineers regularly address the following illustrative machine control requirements of customers:

         (1) Many automobiles now have computer-controlled stability enhancement systems to assist drivers in maintaining control of the vehicle in slippery conditions. In some of these systems, one of the Company's sensors tells the computer system the present direction and angle of the steering wheel, while another of the Company's sensors instantly measures and reports the presence of yaw forces which if not corrected could cause the vehicle to spin out or fishtail. The automation system relies on these sensors to compare the driver's indicated directions with the actual result and can then take corrective action automatically. To this end the Company provides special GyroChip quartz sensors.

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

         (4) A pick and place robot needs to know how far its elbow and wrist joints have moved in order to control the speed and position of its "hand." Factory automation customers typically use optical encoders in pick and place robots and other position control applications.

         (5) Advanced control systems in tractors, trucks, automobiles and construction equipment need to know position data in order to assure efficient and clean combustion and safe and reliable gear changes and other automated functions. The Company's potentiometers provide the necessary data for steering, throttle and seat position as well as for positioning tools on industrial or off-road equipment.

         (6) Semiconductor production equipment requires extremely fast yet accurate control of start-move-stop action on x-y positioners and tools. The Company's magnetic actuators provide the energizing force for such tasks and, by incorporating a linear encoder, can measure travel and location.

         (7) Process automation systems and various medical systems require compact, high reliability pressure measurement and fast acting valves, for which the Company provides silicon pressure sensors and/or magnetic actuators.

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

         The Company considers its large number of customers and the vast scope of existing and potential applications for its products to be a source of the Company's existing business strength and an opportunity for continued long-term growth.

         The Company's brands have been well established in North America for many years and were distributed during the past fiscal year through Technologies' direct sales force to more than 8,250 different commercial customers, principally in the United States. These customers include both end users and original equipment manufacturers. The Company ships 90% of sales to commercial customers, with approximately 50% to the automotive market and 40% to other industrial markets. The value of individual orders from industrial customers is typically less than $100,000.

         Sales from continuing operations to the U.S. Government (or prime contractors who manage government funded projects) represented approximately 9% of the Company's net sales in fiscal 2000, 12% in fiscal 1999 and 17% in fiscal 1998. One customer accounted for approximately 37% and 20% of net sales in fiscal year 2000 and 1999, respectively, but no single customer accounted for more than 10% of net sales in fiscal 1998. In fiscal 2000, approximately 45% of the Company's sales occurred in foreign markets with less than 4% sold in foreign currency.

         The Company also seeks to use its proprietary sensor capabilities to create value-added subsystems or products. The goal is to make such high margin products, enabled by the Company's proprietary technology, a growing part of the Company's business. For example, the Company can provide position feedback inside a magnetic actuator creating a "smart" actuator.

Products and Proprietary Systems

         The Company's main product groups may be categorized as follows;

         1. Traditional sensors and complementary products;

         2. Micromachined sensors; and

         3. Engineered subsystems (such as inertial measurement units, scanner assemblies, electronic servo control systems and trackballs).

         A more detailed description of the products and systems designed, manufactured and sold by the Company follows below.

         Traditional Sensors and Complementary Products

         Shaft Encoders. Shaft encoders translate the motion of rotating shafts directly into digitally coded electronic signals. These digitally coded signals facilitate interpretation of the sensed motion by microcomputer processors that are used to control the operation of machinery and equipment. The Company offers a wide array of shaft encoders to serve a variety of applications. The most common applications are for factory automation, office automation and transportation equipment, but specialized versions are also used for military and space hardware. Value-added assemblies which employ shaft encoders include servo motors and servo drive electronic control systems.

         Precision Potentiometers. Similar in basic function to encoders, potentiometers measure motion by analog (not digital) changes in electrical potential. These changes may sometimes be subsequently translated into digital code. Potentiometers are used as economical motion or position-sensing devices for throttle, steering, suspension, and seat and mirror position controls in automobiles and in some heavy equipment, such as earth movers, and construction and farm machinery. They are also used as position sensors in such applications as actuators on molding presses, saw mills and numerous other types of industrial equipment and in oil well logging calipers. Combining the Company's potentiometer technology with its proprietary shaft encoder technology has resulted in a highly engineered steering wheel position sensor used for intelligent stability control systems for automobiles and steer-by-wire off-road transportation programs.

         Magnetic Actuators. Magnetic actuators are used in place of cams or solenoids to achieve precise control of short stroke linear or limited rotary motion. Actuators using very high-energy magnets are also produced for specialized applications requiring intense force, torque or acceleration relative to the size of the device.

         Brushless DC Motors. Brushless DC Motors give high performance and efficiency in compact, lightweight packages and ease of interface with microprocessors. These motors, which feature high-energy magnets, are characterized by long life and low acoustic and electrical noise. They are well suited to high speed, high reliability applications, such as in respiration therapy equipment where the risk of dust from a brush motor could be troublesome or where electrical noise could disrupt computers or computer-controlled equipment.

         Accelerometers. Accelerometers and rate sensors using traditional mechanical technology (e.g., a moving mass suspended by a pivot and jewel mechanism) rely on the movement of complex machined metallic parts to measure motion.

         Micromachined Sensors

         Rate Sensors and Accelerometers. These products provide precise and reliable measurement of minute linear and angular motion for control, guidance and instrumentation. In general, these devices operate without need for direct linkage to the driving mechanisms. Such measurements are required for heading and attitude reference instruments in aircraft and missiles, stabilization of satellites, pointing and control of antennae on aircraft, ships and other moving platforms, navigation of oil well drill bit assemblies, and for intelligent vehicle stability systems in the automotive industry. Technologies' produces miniature, solid state rate sensors and accelerometers are based on innovative and proprietary chemical micro-machining of a single element from crystalline quartz using photolithographic methods similar to those used in the manufacture of silicon semiconductor chips. The advantages of quartz rate sensors and accelerometers over traditional mechanical units are increased reliability, reduced size, and lower production and life cycle costs.

         BEI Technologies' GyroChip Sensors. The Company's family of GyroChip quartz rate sensors, developed primarily to accommodate the need for reliable and high precision yet economical gyros, have found use in such varied applications as the navigation of autonomous (robotic) guided vehicles, ocean buoy and sea-state monitoring, and stabilization of pointing systems for antennas and optical systems. The most frequent use of GyroChip units (the automotive quartz rate sensor or "AQRS") is as yaw sensors in stability control or spinout prevention systems for automobiles. GyroChip sensors provide performance suitable for commercial applications while offering ruggedness, longer life and smaller size at a lower cost than military versions of quartz rate sensors.

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

Engineered Subsystems:

         Inertial Measurement Units ("IMU"). These subsystems are a fundamental element of virtually all inertial navigation and position or attitude reporting systems. Even systems that rely on the Global Positioning Satellite ("GPS") network frequently must have an IMU built in to ensure a back up in case the GPS signal is interrupted. Technologies' quartz rate sensors have made new breakthroughs in size, reliability and cost for it's proprietary IMU subsystems.

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

         Trackballs. Technologies' trackballs have flexible and rugged designs that allow them to be an integral part of a keyboard as well as stand-alone cursor positioners. They are used in ultra-sound scanning machines, factory automation and defense applications. The flexibility is provided by the interface electronics design that accommodates various standard and customized interfaces and rugged performance is provided by a proprietary ball sealing technique that allows operation in harsh environments.

Backlog

         Backlog figures for the Company at September 30, 2000 and at October 2, 1999, were $83,269,000 and $62,469,000, respectively.

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

         In the case of U.S. Government contracts, backlog includes only the applicable portion of contracts that are fully funded by a procuring Government agency. All U.S. Government contracts and subcontracts are subject to termination by the U.S. Government at-will, traditionally with compensation for work completed and costs incurred.

         Backlog figures for the Company include aggregate contract revenues remaining to be earned by the Company, principally over the next twelve months, for scheduled deliveries under existing contracts. Some contracts undertaken by Technologies extend beyond one year. Accordingly, portions of certain contracts are carried forward from one year to the next as part of backlog. All orders considered backlog for the Company as of September 30, 2000 are scheduled for shipment during fiscal 2001. There can be no assurance that all existing contract backlog will eventually result in revenue and, accordingly, the amount of backlog at any date is not necessarily a reliable indicator of future revenue or profitability trends.

Competition

         Competitors for various products offered by the Company are found among certain divisions or product lines of large, diversified companies such as Danaher Corp., Litton, Rockwell International, Delphi Automotive Systems Corp., Mannesmann Group, and Panasonic. There are smaller or product-specific companies, some of whose products compete with those of the Company, including Sensor Systems LLC, CTS Corp., Dynamics Research Corp., Heidenhain, Kollmorgen, Kulite Semiconductor, Servo Magnetics Corp., Bourns, Inc. and Druck Holdings, P.L.C.

         In its principal markets, the Company believes that competition is based primarily on design, performance, reliability, price, delivery, service and support. The Company believes that it competes favorably with respect to these factors.

Manufacturing

         The Company's manufacturing operations provide a mix of standard products and custom products designed to meet the specialized requirements of a particular customer. The Company's products, whether standard or custom, are normally manufactured in response to customers' orders and are in general not held as finished goods. Most are assembled from parts or subassemblies that are proprietary to the Company.

         Specialized or proprietary equipment is often used to produce the Company's products. For example, a code pattern generator designed by and proprietary to the Company is used to produce some shaft encoder parts.
Specialized quartz micromachining equipment is used for the production of GyroChip units. High throughput automated or semi-automated equipment is used for the production of GyroChip assemblies, brushless motors and potentiometers. Some parts are fabricated under clean room conditions.

         The Company's production of automotive yaw sensors required scaling-up its production to the quantities demanded by the automobile market. The Company is continuing to refine production engineering measures to support the fabrication, assembly, and testing of new sensors in the appropriate quantities. There can be no assurance that the Company will be able to produce the required quantities on time or in sufficient amounts to satisfy demand. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Risk Factors--Limited Volume Manufacturing Experience."

Research and Development

         The Company's major research and development focus has been to improve performance and yield of existing products, with special emphasis on the quartz sensors used in high accuracy IMU's and high volume yaw rate sensors for the automotive industry. Substantial effort has also been devoted to the development of efficient manufacturing methods necessary for competitive pricing of the Company's products while maintaining the required quality for the automotive market. Other development has focused on expanding applications of existing sensors and utilizing the Company's various complementary products to create additional capability and intelligence within the sensor package.

         The Company is developing products for the future and continues to produce prototypes incorporating silicon MEMS geared towards next generation requirements for automotive, medical, industrial and aerospace markets.

         During the 2000 fiscal year, the Company invested in the development of a new non contacting angular position sensor referred to as NCAPS. The development was driven by the Company's perception of market demand for a technology usable in high volume applications (e.g., steering sensors, torque sensors, angular position measurement sensors), that would overcome the limitations of contacting sensors as well as the limitations of currently available non-contacting sensors. During fiscal 2000, the Company completed development and testing efforts, and is presently developing pre-production units. The design and architecture of the NCAPS (essentially a digitally processed proprietary transceiver sensor unit) when combined with the Company's existing manufacturing expertise, may lend itself to high volume production. The Company believes applications for this technology may cover a wide spectrum within the automotive, industrial and aerospace market sectors. A linear version of NCAPS is also in development for use with the Company's voice coil actuators manufactured for the motion control industry.

         Management of the Company believes that its future success will depend in part on its ability to continue to enhance its existing products, and to develop and introduce new products that maintain technological leadership, meet a wider range of customer needs and achieve market acceptance. Accordingly, the Company's internally funded research, development and related engineering expenditures were approximately $8.9 million, $6.6 million and $6.4 million in fiscal 2000, 1999 and 1998, respectively. In addition, customer-funded research and development expenditures charged to cost of sales were $0.6 million, $0.4 million and $0.9 million, respectively, for the same periods. Development of the Company's portfolio of quartz rate sensors, including the NCAPS, comprised most of the prior years' customer-funded research and development expenditures. As these sensors have moved from the development stage to production, there has been a corresponding decrease in customer-funded research and development expenditures.

Employees

         As of September 30, 2000, the business units comprising Technologies had 1,189 employees, including 143 in research, development and engineering, 134 in administration, 56 in marketing and sales, and 856 in operations. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. The Company's employees are not covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

Intellectual Property

         The Company relies primarily upon trade secrets and know-how to develop and maintain its competitive position. In addition, the Company and its subsidiaries have been issued 78 U.S. patents and 93 foreign patents with expiration dates ranging from April 2001 to August 2017. Because many of these patents relate to technology that is important to certain of the Company's products, the Company considers these patents to be significant to its business.

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

Government Regulation

         The Company is subject to significant regulation by the U.S. Government with respect to a variety of matters affecting its business, including the matters set forth below and as discussed in the "Risk Factors--Government Regulation" and "Risk Factors--Contracting with the U.S. Government" below.

Facility Security Clearance

         The Company has several facility security clearances from the U.S. Government. A portion of the Company's net sales in fiscal 2000, 1999 and 1998 was derived from work for which this clearance was required. Continuation of this clearance requires that the Company remain free from foreign ownership, control or influence (FOCI). In addition, the Company is required to comply with the regulations promulgated by the Defense Investigative Service (DIS), which relate, in large part, to the Company's control of classified documents and other information. Management does not believe that there is presently any substantial risk of FOCI or DIS noncompliance that would cause any of its security clearances to be revoked.

Regulation of Foreign Sales

         Certain of Technologies' exports are subject to restrictions contained in the U.S. Department of State's International Traffic in Arms Regulations and require export licenses in order to be sold abroad. Non-defense related foreign sales are generally governed by the Bureau of Export Administration of the U.S. Commerce Department , which also frequently requires export licenses. The Company's net sales to foreign customers constituted approximately 45%, 28% and 14% of revenues for fiscal 2000, 1999 and 1998, respectively. To date, the Company has not experienced any significant difficulties in obtaining the requisite licenses. In addition, the Company is subject to the Foreign Corrupt Practices Act, which prohibits payments or offers of payments to foreign officials for the purpose of influencing an act or decision by a foreign government, politician or political party in order to assist in obtaining, retaining or directing business to any person.

Recent Developments

         At the close of business on October 30, 2000, Technologies declared a distribution to its stockholders of approximately 42% of the outstanding securities of OpticNet, Inc. ("OpticNet"), a formerly majority-owned subsidiary of Technologies. OpticNet's business is focused on developing fiber optic components and subsystems, such as optical switches, used in telecommunications systems.

         In the distribution, each holder of record of Technologies common stock as of the close of business on October 30, 2000 received one share of OpticNet common stock for every two shares of Technologies common stock held, and cash in lieu of any fractional share of OpticNet common stock. As a separate matter, the Board of Directors of Technologies also declared a one-for-one stock dividend to its stockholders, also effective October 30, 2000, immediately following the distribution of the shares in OpticNet. Immediately following the effectiveness of the distribution of the OpticNet shares, stockholders of record as of the close of business on October 30, 2000, received one additional share of the common stock of Technologies for each share held as of such date, and cash in lieu of any fractional share of Technologies common stock.


RISK FACTORS

         Stockholders or investors considering the purchase of shares of the Company's Common Stock should carefully consider the following risk factors, in addition to other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial could also impair the Company's business operations.

Competition

         The principal competitive factors affecting the market for the Company's products include product functionality, performance, quality, reliability, price, compatibility and conformance with industry standards, and changing customer systems requiring product customization. Several of the Company's existing and potential competitors, including those noted above under "Business - Competition", have substantially greater financial, engineering, manufacturing and marketing resources than does the Company. Further, the technologies offered by the Company may compete for customer acceptance with technologies offered by other manufacturers, such as resolvers, inductosyns, laser and fiber optic gyros and magnetic encoders. There can be no assurance that other companies will not develop more sophisticated, more cost-effective or otherwise superior products which could have a material adverse effect on the Company's business, financial condition and results of operations.

Rapid Technological Change; Research and Development Efforts

         The market for the Company's products is affected by rapidly changing technology and evolving industry standards and the emergence of new technologies and protocols. The Company believes that its future success will depend upon its ability to enhance its existing products and to further develop and introduce new products that meet a wide range of evolving customer needs and can achieve market acceptance. There can be no assurance that the Company will be successful in these efforts. The Company has incurred, and the Company expects to continue to incur, substantial expenses associated with the introduction and promotion of new products. There can be no assurance that the expenses incurred will not exceed research and development cost estimates or that new products will achieve market acceptance and generate sales sufficient to offset development costs. In order to develop new products successfully, the Company is dependent upon key management and technical personnel who continuously contribute ideas to develop new products and enhancements of the Company's existing products. There can be no assurance that products or technologies developed by others will not render the Company's products non-competitive or obsolete.

Limited Volume Manufacturing Experience

         The Company is continuing the process of adding production capacity for its automotive yaw rate sensors to respond to the high volume demand required by the automobile market. The Company has relatively recent experience in large-scale manufacturing and, accordingly, may not be able to manufacture products and deliver them to customers as quickly and in the volumes they require. A failure by the Company to manufacture and deliver products in a timely fashion could harm the Company's reputation and cause the loss of potential future sales and the Company could be forced to pay penalties to customers in the event of contract breach for delivery failures. These types of manufacturing delays can occur for various reasons, including a lack of manufacturing capacity, the failure of a supplier to provide components in a timely fashion or with acceptable quality, or an inability by the Company to attract and retain qualified manufacturing personnel.

         The Company is largely dependent on its Concord, California facility to meet the volume of manufacturing required by the automobile market. In fiscal 2000, the Concord facility manufactured approximately 1.35 million automotive quartz rate sensors for use in automobiles sold in the North American and European markets. The Company has encountered difficulties in the past in scaling up for high volume production of its GyroChip sensors, including problems involving production yields, component supplies and shortages of qualified personnel. There can be no assurance that future manufacturing difficulties, which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

Risks from Manufacturing and Design Defects; Ability to Meet Customers' Performance Criteria

         The Company has experienced manufacturing quality problems in the past and could experience similar problems in the future. Certain of the Company's products are designed for use in critical safety and mission critical systems. During the Company's continuing efforts to increase manufacturing and production capabilities to meet market demand, high quality standards for the Company's products must be maintained, or risk customer dissatisfaction, damage to the Company's reputation, or significant liability claims if the Company's products contain undetected errors or inaccuracies. The Company attempts to contractually limit exposure to liability claims by customers, but this may be insufficient in the face of very large claims and does not preclude all potential claims. As a result, product recalls or significant liability claims, whether or not successful, could harm the Company's reputation and business.

Limited Manufacturing Experience; Scale-Up Risk; Product Recall Risk

         Technologies is continuing the process of adding production capacity for its automotive yaw rate sensors to respond to the demand for quantities required by the automobile market. The Company has relatively recent experience in large-scale manufacturing. The Company manufactured approximately 1.35 million units of its automotive quartz rate sensor in the Concord, California facility, which supplied sensors to less than 5% of automobiles sold in the North American and European markets in fiscal 2000. The Company has continued to encounter difficulties in scaling up production of the GyroChip sensors, including problems involving production yields, component supplies and shortages of qualified personnel. There can be no assurance that future manufacturing difficulties or product recalls, either of which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

Manufacturing Processes and Equipment

         The Company manufactures certain products such as quartz rate sensors, potentiometers and some shaft encoders using extremely complex proprietary
processes  and  equipment.   The   fabrication   of  these   products   requires
manufacturing efforts to occur in a highly controlled and ultra-clean environment, and accordingly these products are extremely sensitive to changes in manufacturing conditions. In the event of a production disruption, the possibility exists that equipment could be irrevocably damaged or that process disciplines and controls could be temporarily or permanently lost, which would cause the Company to experience problems achieving acceptable manufacturing yields. Such a disruption of production could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Personnel

         The Company depends to a significant degree on the continued contribution of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success also depends on its ability to attract and retain additional highly qualified management and technical personnel. Skilled technical personnel in the Company's industry are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense and they are often subject to offers from competing employers, particularly in northern California where certain of the Company's facilities are located and there is a high concentration of technology companies. There can be no assurance that the Company will be able to retain its key employees, or that it will be able to attract or retain additional skilled personnel as needed. The Company does not currently maintain key person insurance on any employee. See "Business-Employees" and "Business-Directors and Executive Officers of the Company."

Dependence Upon Key Suppliers

         Although the majority of the components used in Company products are available from multiple sources, several components are built or provided to the Company's specifications. Such components include quartz, supplied by Sawyer Research Products, Inc.; scanner motors, supplied by Litton Industries, Inc.; four types of ASIC's, supplied by National Semiconductor Corporation, Orbit Semiconductor, Honeywell Inc. (recently acquired by General Electric) and Semtech Corp.; and two types of LED's, supplied by Optek Technology, Inc. and Opto Diode Corp. The Company currently relies on single suppliers for these components. Any increase in the cost of the components used in the Company's products could make the Company's products less competitive and lower the Company's gross margin. Additionally, the Company's single source suppliers could enter into exclusive agreements with or be acquired by one of the Company's competitors, increase their prices, refuse to sell their products to the Company, discontinue products or go out of business. To the extent alternative suppliers are available to the Company, identifying them and entering into arrangements with them is difficult and time consuming, and they may not meet quality standards of the Company. Additionally, consolidations among the Company's suppliers could result in other sole source suppliers. There can be no assurance that there will not be a significant disruption in the supply of such components in the future, or in the event of such disruption, that the Company will be able to locate alternative suppliers of the components with the same quality at an acceptable price. An interruption in the supply of components used in the manufacture of the Company's products, particularly as the Company scales up its manufacturing activities in support of commercial sales, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Customers

         Approximately 37% of the net sales of the Company in fiscal 2000 were to Continental Teves for the automotive quartz rate sensor product used in automobile stability control systems. Continental Teves integrates the Company's sensor product into independently developed products and markets the integrated systems to various customers in the automobile industry. This concentration of sales is expected to expand in fiscal 2001 and beyond. The Company continues to increase production of the GyroChip sensors (see "Business--Risk Factors--Limited Volume Manufacturing Experience") to meet the requirements of its contracts with Continental Teves. In addition, the Company is in discussion with Continental Teves and other automotive customers that could lead to extensions of existing contracts and to new contracts on favorable terms. There can be no assurance that the Company will be able to retain or extend its contracts with Continental Teves or other automotive customers, or obtain new contracts on favorable terms, or that the product will continue to achieve continuing growth beyond the end of the current contracts, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

         Certain aspects of the industry in which the Company's products are sold are regulated both in the United States and in foreign countries. Imposition of public carrier tariffs, foreign taxation and the necessity of incurring substantial costs and the expenditure of managerial resources to obtain regulatory approvals, particularly in foreign countries where safety standards differ from those in the United States, or the inability to obtain regulatory approvals within a reasonable period of time, could have a material, adverse effect on the Company's business, operating results and financial condition. The Company's products must comply with a variety of equipment, interface and installation standards promulgated by regulatory authorities in different countries. Changes in government policies, regulations and interface standards could require the redesign of products and result in product shipment delays which could have a material, adverse impact on the Company's business, operating results and financial condition.

Contracting with the U.S. Government

         Approximately 9%, 12% and 17% of the net sales of Technologies in fiscal 2000, 1999 and 1998, respectively, were derived from contracts with the U.S. Government or under subcontract to other prime contractors to the U.S. Government. Because a significant portion of Technologies' business is derived from contracts with the Department of Defense or other agencies of the U.S. Government, the Company's business is sensitive to changes in U.S. Government spending policies which can have significant variations from year to year. At various times, the Company's results have been adversely affected by contract cutbacks and there can be no assurance that the Company's results of operations will not in the future be materially and adversely affected by changes in U.S. Government procurement policies or reductions in U.S. Government expenditures for products furnished by the Company.

         Under applicable regulations, various audit agencies of the U.S. Government conduct regular audits of contractors' compliance with a variety of U.S. Government regulations. The U.S. Government also has the right to review retroactively the cost records under most U.S. Government contracts. Contract prices may be adjusted in the event the U.S. Government determines that the Company submits incomplete, inaccurate or obsolete cost or pricing data. Government contracts and subcontracts generally provide for either a fixed price, negotiated fixed price or cost-plus-fixed-fee basis for remuneration. The majority of the contracts with the U.S. Government are competitive fixed price or negotiated fixed price contracts, although cost-plus-fixed-fee contracts provided approximately 5.9% of the Company's net sales in fiscal 2000. For fixed price contracts, the Company bears the risk of cost overruns and derives the benefits from cost savings. As a result, greater risks are involved under fixed price contracts than under cost-plus contracts because failure to anticipate technical problems, estimate costs accurately or control costs during contract performance may reduce or eliminate the contemplated profit or may result in a loss.

         All U.S. Government contracts contain termination clauses that allow the contract to be terminated either for contractor default or for the convenience of the U.S. Government. In the event of termination for the convenience of the Government, the clause typically provides that the contractor will receive payment for work-in-progress, including profit. To date, termination of Technologies' contracts by the U.S. Government has not had any significant effect on the Company's financial results. However, no assurance can be given that such terminations will not have a materially adverse effect on the Company's results of operations in the future.

         Portions of the Company's government business are sometimes classified. As a result, the Company may be prohibited from disclosing the substance or status of such business.

Dependence on Proprietary Intellectual Property

         Success for the Company depends, in part, on the Company's ability to protect its intellectual property. The Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its proprietary technologies and processes. Nevertheless, such measures may not be adequate to safeguard the proprietary technology underlying its products. In addition, the Company's existing and any future patents that may be issued, could be challenged, invalidated or circumvented, and any right granted thereunder may not provide meaningful protection to the Company. The failure of any patents to provide protection to the Company's technology might make it easier for competitors to offer similar products and use similar manufacturing techniques. Despite precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, develop similar technology independently or design around those patents issued to the Company. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. The Company may not be able to obtain any meaningful intellectual property protection in such countries and territories. Additionally, the Company may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. Further, at the request of customers, the Company occasionally incorporates a customer's intellectual property into designs, in which case the Company will have obligations with respect to the non-use and non-disclosure of that intellectual property. However, the steps taken by the Company to prevent misappropriation or infringement of Company intellectual property or that of customers may not be successful. Moreover, costly and time intensive litigation could be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of proprietary rights of others, including customers.

         The industries in which the Company operates can be characterized by their vigorous protection and pursuit of intellectual property rights. In this regard, the invalidity of the Company's patents could be asserted and claims made against the Company. Furthermore, in a patent or trade secret action, the Company could be required to withdraw certain products from the market or redesign products offered for sale or under development. The Company has also entered into certain indemnification obligations in favor of customers and strategic partners that could be triggered upon an allegation or finding of infringement of other parties' proprietary rights. Irrespective of the validity or successful assertion of such claims, the Company would likely incur significant costs and diversion of resources with respect to the defense of such claims. To address any potential claims or actions asserted in opposition, the Company may seek to obtain a license under a third party's intellectual property rights. Under such circumstances, a license may not be available on commercially reasonable terms, if at all.

International Sales

         Sales to customers located outside the United States accounted for approximately 45% and 28% of the Company's net sales in fiscal 2000 and 1999, respectively. The Company expects that international sales will continue to represent a significant portion of the Company's product revenues and that the Company will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and complying with a wide variety of foreign laws. Although the Company has not previously experienced significant difficulties under foreign law in exporting its products, there can be no assurance that the Company will not experience such difficulties in the future. In addition, because the Company primarily invoices its foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for the Company's products by causing its prices to be out of line with products priced in the local currency. Such difficulties could have a material adverse effect on the Company's international sales and a resulting material adverse effect on the Company's business, operating results and financial condition.

Possible Volatility of the Company's Common Stock Price

         The price of the Company's Common Stock has fluctuated widely in the past. Sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Company's Common Stock. The management of the Company believes that such past fluctuations may have been caused by the factors identified above as well as announcements of new products, quarterly fluctuations in the results of operations and other factors, including recent volatility in stock prices for technology focused companies as a whole. These fluctuations, as well as general economic, political and market conditions and other unrelated to operating performance may adversely affect the market price of the Company's Common Stock. The Company anticipates that prices for Technologies Common Stock may continue to be volatile. Future stock price volatility for Technologies Common Stock could provoke the initiation of securities litigation which may divert substantial management resources and have an adverse effect on the Company's business, operating results and financial condition.

Voting Control by Officers, Directors and Affiliates

         At September 30, 2000 the Company's officers and directors and their affiliates beneficially owned approximately over 25% of the outstanding shares of the Company's Common Stock. Accordingly, together they had the ability to significantly influence the election of the Company's directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

Certain Charter Provisions

         The Company's Board of Directors has authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the shareholders. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance thereof could have a material adverse effect on the market value of the Company's Common Stock.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company and their ages as of December 1, 2000 are as follows:

                    Name                       Age                          Position
                    ----                       ---                          --------
     Charles Crocker........................   61   Chief Executive Officer and Chairman of the Board of Directors

     Dr. Asad Madni.........................   53   President, Chief Operating Officer and Director

     John LaBoskey..........................   47   Senior Vice President and Chief Financial Officer

     Dr. Lawrence A. Wan....................   61   Senior Vice President and Chief Technology Officer

     Robert R. Corr.........................   54   Vice President, Secretary, Treasurer and Controller

     Gerald D. Brasuell.....................   52   Vice President and General Manager, BEI Systron Donner

     David Pike.............................   47   Senior Vice President Divisional Administration and Human Resources

     Richard M. Brooks(1)(2)................   72   Director

     George S. Brown(2).....................   79   Director

     C. Joseph Giroir, Jr.(1)(2)............   61   Director

     Dr. William G. Howard, Jr.(1)..........   59   Director

     Gary D. Wrench ........................   67   Director

--------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

Directors

         Mr. Brooks began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. From 1987 until his resignation as a result of the Distribution, he served as a director of Electronics. He is currently an independent financial consultant, and also serves as a director of Longs Drug Store Corporation, Granite Construction, Inc. and the Western Farm Credit Bank, a private company. Mr. Brooks holds a B.S. from Yale University and a M.B.A. from the University of California, Berkeley.

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

         Mr. Crocker began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a founder of Electronics and has served as Chairman of the Board of Directors of Electronics since October 1974 and Chairman of the Board of Directors of Technologies since October 1997. Mr. Crocker assumed the positions of President and Chief Executive Officer of Technologies, effective October 1, 1997, after resigning as President and CEO of Electronics as a result of the Distribution. Mr. Crocker served as President of Crocker Capital Corporation, a Small Business Investment Company, from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of Fiduciary Trust Company International and Pope & Talbot, Inc. Mr. Crocker also serves as director of OpticNet, Inc. Mr. Crocker holds a B.S. from Stanford University and an M.B.A. from the University of California, Berkeley.

         Mr. Giroir began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a director of Electronics from 1978 until his resignation as a result of the Distribution. He served as the Secretary of Electronics from 1974 to early 1995. Mr. Giroir is the sole member of Giroir, PLC. He is also President of Arkansas International Development Corporation II, LLC and Chairman of the Board of Directors for Clinical Study Centers, LLC. Mr. Giroir holds a B.A. and an L.L.B. from the University of Arkansas and an L.L.M. from Georgetown University.

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

         Dr. Madni was appointed President and Chief Operating Officer of the Company in May, 2000. He began serving as a Director and as a Vice President of the Company in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. Dr. Madni was appointed President of BEI Sensors & Systems Company, Inc. in October 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors & Controls Group, of which Dr. Madni had been President since October 1992. Prior to joining BEI Electronics in 1992, he served for 17 years in various senior level technical and executive positions with Systron Donner Corporation, a manufacturer of avionics and aerospace sensors and subsystems. He was most recently Chairman, President and CEO of Systron Donner Corporation, a subsidiary of Thorn/EMI. Dr. Madni's degrees include a Bachelor of Science and Master of Science in Engineering from the University of California, Los Angeles, and a Ph.D. in Engineering from California Coast University. He is also a graduate of the Engineering Management Program from the California Institute of Technology, the AEA/Stanford Executive Institute from Stanford University, and the Program for Senior Executives from the Massachusetts Institute of Technology, Sloan School of Management. He is a Chartered Engineer and Fellow of the Institute of Electrical and Electronics Engineers, the Institution of Electrical Engineers, the Institute for the Advancement of Engineering, the New York Academy of Sciences, and the International Biographical Association.

         Mr. Wrench began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was Senior Vice President and Chief Financial Officer of Electronics from July 1993 until his resignation as a result of the Distribution, and held these same positions with Technologies until his retirement in May, 2000. He was named a Director of Electronics in February 1986, and continues to serve as a director of Electronics (now named BEI Medical Systems Company, Inc.). He also serves as a director of OpticNet, Inc., and has served as Chief Financial Officer of that company since May, 2000. From April 1985 to July 1993, he served as Vice President of Electronics and President and Chief Executive Officer of BEI Motion Systems Company, Inc., then a wholly owned subsidiary of Electronics that is now a part of Sensors & Systems. Other experience includes twenty years with Hughes Aircraft Company. Mr. Wrench holds a B.A. from Pomona College and a M.B.A. from the University of California, Los Angeles.

Staggered Board of Directors

         The Company has a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class I directors to expire at the 2001 annual meeting of stockholders and the term of office of the Class II directors to expire at the 2002 annual meeting of stockholders, and the term of office of the Class III directors to expire at the 2003 annual meeting of stockholders. Class I consists of Mr. Brown and Mr. Crocker; Class II consists of Mr. Giroir, Dr. Madni and Mr. Wrench; and Class III consists of Mr. Brooks and Dr. Howard. Directors elected to succeed those directors whose terms expire will be elected to a three-year term of office. All directors hold office until the next annual meetings of stockholders at which their terms expire and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships between any of the officers and directors.

Executive Officers

         In addition to Mr. Crocker and Dr. Madni, whose positions with Technologies, experience and educational background are described under Directors above, the following persons are also Executive Officers of
Technologies:

         Mr. Brasuell is Vice President and General Manager of the Systron Donner Inertial Division of BEI Technologies, Inc. Mr. Brasuell has served in this position since October 1995. From 1985 until 1995 Mr. Brasuell held executive staff level positions at Systron Donner Inertial Division in Program Management and Contracts, Advanced Product Development and Manufacturing.
Between 1976 and 1986 Mr. Brasuell held various technical and management positions at Systron Donner Inertial Division.

         Mr. Corr was named a Vice President of Technologies in March 2000. He has served as Treasurer, Controller and Secretary of Technologies since September 1997 and held these same positions with Electronics prior to the Distribution in September 1997. Mr. Corr resigned from his positions with Electronics immediately prior to the Distribution. Mr. Corr served as Secretary of Electronics in February 1995 and served as Controller from November 1989 and as Treasurer from November 1987 until his resignation immediately prior to the Distribution. From 1978 to 1987, he was employed by AMPEX Corporation, an electronics and magnetic media company, in various financial positions. From 1975 to 1978, he was an auditor with Arthur Andersen LLP. Mr. Corr received a B.B.A. from Loyola University and is a Certified Public Accountant in the State of California.

         Mr. John LaBoskey began serving as Senior Vice President and Chief Financial Officer of the Company, in May, 2000. He was appointed Vice President and Chief Financial Officer of BEI Sensors & Systems Company inc., in October 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors & Controls Group, of which Mr. LaBoskey had served as Vice President and Controller since 1992. Prior to joining Technologies in 1992, he served for 7 years as Controller for Systron Donner Corporation, Microwave Division, a manufacturer of avionics and aerospace sensors and subsystems. He was most recently Director of Finance for Systron Donner Corporation, a subsidiary of Thorn/EMI. Mr. LaBoskey's degrees include a Bachelor of Arts from the University of California, Irvine, and a Masters in Business Administration from the University of Colorado. He is also a graduate of the Executive Program from the University of California, Los Angeles, Anderson School of Management. He is a Certified Management Accountant (CMA) through the Institute of Management Accountants (IMA), and Certified in Production and Inventory Management (CPIM) through the American Production and Inventory Control Society (APICS).

         Mr. Pike serves as Senior Vice President of Divisional Administration and Human Resources for Technologies. Mr. Pike joined Technologies in 1983, and prior to his present position served in various operational, administrative and financial positions with BEI Sensors & Systems Company, a subsidiary of Technologies. Prior to joining Technologies, he was employed by Coastal Oil & Gas and AFCO Metals in their respective financial departments. He received a B.A. from Ouachita Baptist University in 1973 and is a Certified Public Accountant in the State of Arkansas.

         Dr. Wan serves as a Senior Vice President and Chief Technical Officer for Technologies. Previously, Dr. Wan served as Vice President, Corporate Technology for Electronics from April 1991, which position he resigned from immediately prior to the Distribution in 1997. Dr. Wan presently also serves as President of Sitek, Inc., a subsidiary of the Company and as a director of Electronics (now named BEI Medical Systems Company, Inc.). He also serves as Chairman of the Board of OpticNet, Inc. From 1984 until 1990, Dr. Wan served as Vice President, Engineering, for Systron Donner Corporation. Between 1979 and 1984, he held various technical and general management positions with Systron Donner Corporation. From 1968 to 1979, he served as Chief Executive Officer for Sycom, Inc., a commercial electronics company that he founded. From 1964 to 1968, he worked for Hughes Aircraft Company where he headed the Radar Systems Section of the Hughes Ground Systems Group. In 1962, Dr. Wan and two other professors established an Engineering School at University of California, Santa Barbara, where he also taught Engineering. Dr. Wan holds B.S., M.S. and Ph.D. degrees in Engineering and Applied Sciences from Yale University.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located in leased office space in San Francisco, California, under a lease that expires in 2003. The Company owns or operates nine other facilities that relate to the business and maintains office space in various locations throughout the United States and in Europe for sales and technical support. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. Management believes that its existing owned or leased facilities are adequate to meet the Company's needs for the foreseeable future. In addition to its executive offices, the Company's principal facilities are as follows:

Location                          Description of Facility
--------------------------------------------------------------------------------
Maumelle, Arkansas                Owns approximately 50,000 square foot
                                  manufacturing, engineering, administrative and research and development facility.

Concord, California               Owns approximately 101,000 square foot
                                  manufacturing, engineering and administrative facilities.

Sylmar, California                Leases approximately 74,000 square foot
                                  manufacturing, engineering and administrative facility.

Tustin, California                Leases approximately 80,000 square foot
                                  manufacturing, engineering and administrative facility.

San Marcos, California            Leases approximately 35,000 square foot
                                  manufacturing, engineering and administrative facilities.

Goleta, California                Owns approximately 22,000 square foot
                                  manufacturing, engineering and administrative facility.

Campbell, California              Leases approximately 5,000 square foot
                                  manufacturing, administrative and research and development facility.

Hayward, California               Leases approximately 2,330 square foot
                                  engineering facility.

Strasbourg, France                Leases and subleases approximately 20,000
                                  square foot manufacturing, engineering and
                                  administrative facility.
--------------------------------------------------------------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock commenced regular way trading on the NASDAQ National Market System under the symbol "BEIQ" on October 8, 1997. Set forth below are the high and low closing sale prices on the National Market System for the periods indicated, adjusted for the one-for-one stock dividend issued to shareholders of record on October 30, 2000 (see Note 15 to the Consolidated Financial Statements). Such quotations do not reflect retail mark-ups, markdowns or commissions.

   2000 Fiscal Year                                            Cash Dividend
   (ended 9/30/00)           High             Low                 Declared
--------------------------------------------------------------------------------
   Fourth Quarter           $29.31          $11.19                 $0.01
   Third Quarter            $14.47          $ 6.25                 $0.01
   Second Quarter           $10.63          $ 5.25                 $0.01
   First Quarter            $ 9.38          $ 5.63                 $0.01


         As of November 21, 2000, there were approximately 1,200 holders of record of the Company's common stock. The Board of Directors declared and the Company paid cash dividends of $0.01 per share of common stock in each fiscal quarter of 2000. Payment of dividends is within the discretion of the Company's Board of Directors, will be subject to periodic review and will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company from time to time. There are no restrictions on the Company's ability to pay dividends provided the covenants set forth in its bank credit agreement and Senior Note Agreement are met (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements). The covenants primarily concern certain operating ratios and minimum balances of tangible net worth.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements and their related Notes, and the other financial information included therein.


------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended

                                                    September 30,      October 2,      October 3,   September 27,   September 28,
                                                             2000            1999            1998            1997(1)         1996(1)
                                                         --------        --------        --------        --------        --------
                                                       (amounts in thousands except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
Statement of Income Data:
Net sales                                                $219,216        $159,403        $124,264        $101,539       $ 96,746
Income from continuing operations
   (before extraordinary item)                              9,607           5,339           2,515           2,997          2,873
Diluted income from continuing
   operations per share (before
   extraordinary item and discontinued
   operations)                                               0.65            0.37            0.17            0.21           0.21
Shares used in computing diluted
   income per share (before
   extraordinary item)                                     14,807(2)       14,508(2)       14,548(2)       14,134(2)      13,956(2)
Balance Sheet Data:
Working capital                                          $ 41,808        $ 37,937        $ 36,124        $ 26,967       $ 27,775
Total assets                                              138,288         123,360         109,515          94,855         92,171
Long-term debt (excluding current
   portion)                                                36,614          36,705          37,157          27,508         24,137
Stockholders' equity                                       49,096          45,843          40,194          36,617         33,246
------------------------------------------------------------------------------------------------------------------------------------

---------------

(1) Selected financial data for the years ended September 27, 1997 and September 28, 1996 is derived from results of Electronics prior to the Distribution

(2) Share numbers have been adjusted for the one-for-one stock dividend to shareholders of record on October 30, 2000 (See Note 15 of the Consolidated Financial Statements)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and in the "Business--Risk Factors--section of this Report.

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

                                                                      Years Ended
                                                             -------------------------
                                                             2000       1999      1998
                                                             -----     -----     -----
Net sales ..............................................     100.0%    100.0%    100.0%
Cost of sales ..........................................      72.3      69.7      68.9
                                                             -----     -----     -----
Gross profit ...........................................      27.7      30.3      31.1
Operating expenses:
     Selling, general and administrative expenses ......      15.6      18.8      20.5
     Research, development and related expenses ........       4.1       4.2       5.1
                                                             -----     -----     -----
Income from operations .................................       8.0       7.3       5.5
Other income ...........................................       0.4       0.2       0.4
Interest expense .......................................       1.2       1.9       2.4
                                                             -----     -----     -----
Income from continuing operations before income taxes ..       7.2       5.6       3.5
Income taxes ...........................................       2.8       2.3       1.5
                                                             -----     -----     -----
Income from continuing operations ......................       4.4       3.3       2.0
Income from discontinued operations, net of
  income taxes                                                 0.0       0.0       0.1
                                                             -----     -----     -----
Income before extraordinary item .......................       4.4       3.3       2.1
Extraordinary item, net of income taxes ................      (0.0)     (0.2)     (0.0)
                                                             -----     -----     -----
Net Income .............................................       4.4%      3.1%      2.1%
                                                             =====     =====     =====


Continuing Operations

Net Sales

         During fiscal 2000, net sales for the Company increased 37.5% to $219.2 million from $159.4 in fiscal 1999, reflecting continuing increases in sales due to the automotive industry's growing demand for the Company's GyroChip sensors used in automotive stability systems. Sales to the automotive industry, including those attributable to sales of the Company's GyroChip sensors, increased 97.3% to $107.5 million from $54.5 million in fiscal 1999. Sales by the Company to other industrial customers increased $7.2 million to $93.0 million from $85.8 million during fiscal 2000 resulting primarily from increases to the sales of actuators to the semiconductor capital equipment industry during fiscal 2000. Government related sales decreased $0.5 million in fiscal 2000 to $18.7 million from $19.2 million during fiscal 1999.

         During fiscal 1999, net sales increased 28.3% to $159.4 million from $124.3 in fiscal 1998, reflecting continuing increases in sales due to the automotive industry's growing demand for the Company's GyroChip sensors used in automotive stability systems. Sales to the automotive industry, including the GyroChip sales, increased 170.0% to $54.5 million from $20.2 million in fiscal 1998. Other industrial product sales increased $2.8 million to $85.8 million from $83.0 million during fiscal 1999 and sales to the government decreased $1.8 million to $19.2 from $21.0 during fiscal 1999.

         The Company's sales to international customers were approximately 45%, 28%, and 14% of the Company's net sales for fiscal 2000, 1999 and 1998, respectively. The increase in international sales is attributable to increased sales of the Company's GyroChip sensors and the Company's acquisition in August 1998 of Ideacod, S.A., a sensor manufacturer located in Strasbourg, France. The vast majority of sales by the Company to non-U.S. customers are denominated in U.S. Dollars.

Cost of Sales and Gross Profit

         In fiscal 2000,  cost of sales as a percentage  of net sales  increased
2.6 percentage points due to increased shipments of products having higher average production costs. The Company also continued to expand its manufacturing capacity for the production of GyroChip sensors resulting in higher costs for employee hiring and training in fiscal 2000. Management continues to undertake technological initiatives designed to increase manufacturing and production efficiencies and attempts to maintain close relationships with vendors and customers in an effort to reduce costs and increase margins.

         In fiscal 1999,  cost of sales as a percentage  of net sales  increased
0.8 percentage points due to increased shipments of products having higher average production costs.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses in fiscal 2000 increased $4.3 million from $30.0 million in fiscal 1999 to $34.3 million as a result of costs incurred to support the increase in sales during fiscal 2000. As a percentage of sales, selling, general and administrative expenses decreased 3.2 percentage points to 15.6% in fiscal 2000 from 18.8% in fiscal 1999 as a result of management's cost reduction efforts.

         Selling, general and administrative expenses in fiscal 1999 increased $4.5 million from $25.5 million in fiscal 1998 to $30.0 million as a result of costs incurred to support the increase in sales during fiscal 1999.

Research, Development and Related Expenses

         Research and development expenses in fiscal 2000 increased 34.8% to $8.9 million from $6.6 million in fiscal 1999. This increase is primarily due to spending incurred for research efforts focused on silicon micro-electromechanical systems (MEMS) and costs of refocusing engineering resources related to automotive GyroChip production from manufacturing support in an attempt to achieve further product enhancement of existing GyroChip sensors. Other research and development engineering efforts include the design and development of non-contacting position and torque sensors (e.g. NCAPS) for industrial and automotive applications.

         Research and development expenses in fiscal 1999 increased 3.0% to $6.6 million from $6.4 million in fiscal 1998. Spending on MEMS product development for a variety of markets was the principal focus.

         The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. Accordingly, the Company anticipates that expenses associated with such efforts will increase in absolute amount, but may fluctuate as a percentage of sales depending on the Company's success in acquiring customers or, in some cases, U.S. Government funding of research and development efforts.

Interest Expense and Other Income

         Interest expense was $2.6 million, $3.0 million and $2.9 million in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, the decrease in interest from fiscal 1999 resulted from a reduction in the amount and frequency of borrowings on the Company's line of credit as a result of the Company's increased cash flows. During fiscal 1999, interest expense was slightly higher than in fiscal 1998 due to a higher average debt balance for the Company to fund capital expenditures. The Company's average interest rate was lower in fiscal 2000 than in fiscal 1999 due to the reduced need for bank borrowings. The Company's average interest rate was lower in fiscal 1999 due to a restructuring of the Company's debt facilities in fiscal 1999 (see Note 5 to the Consolidated Financial Statements).

         Other income in fiscal 2000, 1999 and 1998 was comprised of royalties and interest income earned on highly liquid investments. Other income was $1.0 million, $0.4 million and $0.4 million for fiscal 2000, 1999 and 1998, respectively. The increase in fiscal 2000 resulted primarily from the sale in the second quarter of an asset held for investment for $0.5 million, net.

Income Taxes

         The Company's effective tax rate was 39.3%, 40.4% and 41.8% for fiscal 2000, 1999 and 1998, respectively. The effective tax rate primarily reflects the statutory federal tax rate and the weighted average tax rate of the states in which the Company conducts business. The decrease of 1.1 percentage points in fiscal 2000 from fiscal 1999 and the decrease of 1.4 percentage points in fiscal 1999 from fiscal 1998 results from increased federal and state tax credits for the Company during fiscal 2000 and fiscal 1999, respectively.

Deferred Income Taxes

         At September 30, 2000, the Company had net current deferred income tax assets of $6.2 million and net non-current deferred income tax assets of $3.2 million. Realization of the net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to benefit from a reversal of the underlying temporary differences.

Discontinued Operations

         In August 1998, Technologies discontinued the operations of its wholly owned subsidiary, Defense Systems Company ("Defense Systems"). In fiscal 1998, income for Defense Systems was $0.1 million reflecting the wind-down of its operations (see Note 2 to the Consolidated Financial Statements). Due to the discontinuation of operation there was no income for Defense Systems in fiscal years 2000 or 1999.

Liquidity and Capital Resources

         During fiscal 2000, operations of the Company provided $23.6 million in cash. Net income of $9.6 million plus non-cash charges for depreciation and amortization of $6.1 million and $2.8 million, respectively, and net increases in accounts payable, accrued expenses and other liabilities of $11.4 million together with a decrease of $0.6 million in other assets provided $30.7 million in cash. These cash inflows were offset by increases in trade receivables of $3.5 million and income tax payable of $3.0 million and a gain of $0.4 million on the disposition of assets.

         Investing activities for the Company in fiscal 2000 consisted primarily of the purchase of $8.4 million in capital equipment to support increased production. The majority of the equipment purchased was for the production of automotive sensors. The capital purchases were offset by the receipt of $1.9 million in cash from the disposal of equipment resulting in net cash used by investing activities of $6.6 million.

         Fiscal 2000 financing activities primarily consisted of the Company's repurchase of its common stock for $7.6 million. In addition, the Company paid $0.6 million in dividends and $0.6 million for debt repayment. These cash outflows were offset by proceeds of $0.9 million from stock issuances related to the exercise of options granted under the Company's 1997 Equity Incentive Plan resulting in net cash used for financing activities of $7.9 million during fiscal 2000 (See Note 8 to the Consolidated Financial Statements).

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

         The Company has approximately $1,700,000 (translated from French francs at September 30, 2000) permanently invested in the assets of Ideacod, S.A., located in Strasbourg, France. The potential loss in fair value resulting from a hypothetical 10% adverse change in the foreign currency exchange rate amounts to $170,000, which would not be material to the consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS
BEI Technologies, Inc. and Subsidiaries

--------------------------------------------------------------------------------
                                                       September 30,  October 2,
dollars in thousands except share amounts                       2000        1999
--------------------------------------------------------------------------------

ASSETS

Current assets
Cash and cash equivalents                                   $ 12,296    $  3,181
Investments                                                    7,252       6,467
Trade receivables:
   Commercial customers, less allowance for doubtful
   accounts (2000--$1,084; 1999--$597)                        30,439      24,660
   United States Government                                    2,628       4,895
                                                            --------    --------

                                                              33,067      29,555

Inventories - Note 3                                          31,084      31,036
Deferred income taxes - Note 6                                 6,148       4,646
Other current assets                                           1,715       2,547
                                                            --------    --------

Total current assets                                          91,562      77,432

Property, plant and equipment - Notes 5 and 9
Land                                                           4,287       4,567
Structures                                                    12,513      14,167
Equipment                                                     61,909      57,747
Leasehold improvements                                         1,589       1,547
                                                            --------    --------
                                                              80,298      78,028

Less allowances for depreciation and amortization             44,288      42,906
                                                            --------    --------
                                                              36,010      35,122

Other assets
Tradenames, patents and related assets,
  less amortization (2000--$3,082; 1999--$2,890)               1,201       1,402
Technology acquired under license agreements,
  less amortization (2000--$7,115; 1999--$6,154)               3,093       4,054
Goodwill, less amortization (2000--$964; 1999--$510)           2,085       2,436
Deferred income taxes, non-current                             3,214       1,680
Other                                                          1,123       1,234
                                                            --------    --------

                                                              10,716      10,806
                                                            --------    --------

                                                            $138,288    $123,360
                                                            ========    ========

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS (cont.)
BEI Technologies, Inc. and Subsidiaries


----------------------------------------------------------------------------------------
                                                             September 30,    October 2,
dollars in thousands except share amounts                             2000          1999
----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade accounts payable                                            $  18,926    $  15,484
Accrued expenses and other liabilities - Note 4                      23,442       17,424
Deferred compensation liability                                       7,252        6,467
Current portion of long-term debt - Note 5                              134          120
                                                                  ---------    ---------

Total current liabilities                                            49,754       39,495

Long-term debt, less current portion - Note 5                        36,614       36,705

Other liabilities                                                     2,824        1,317

Commitments and contingencies - Notes 9 and 10                         --           --

Stockholders' equity - Note 7
Preferred stock
    ($.001 par value; authorized 2,000,000 shares; none issued)        --           --
Common stock - Note 15
    ($.001 par value; authorized 20,000,000 shares; issued
    and outstanding; 2000--14,308,776; 1999--14,909,576)              2,321        3,731
Retained earnings                                                    49,193       44,498
Accumulated other comprehensive loss                                   (398)        (106)
                                                                  ---------    ---------
                                                                     51,116       48,123
Less:  Unearned restricted stock - Note 7                            (2,020)      (2,280)
                                                                  ---------    ---------

Total stockholders' equity                                           49,096       45,843
                                                                  ---------    ---------

                                                                  $ 138,288    $ 123,360
                                                                  =========    =========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Technologies, Inc. and Subsidiaries

                                                                                                   Years Ended
                                                                          ---------------------------------------------------------
                                                                          September 30,            October 2,            October 3,
dollars in thousands except share and per share amounts                            2000                  1999                  1998
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                     $ 219,216             $ 159,403             $ 124,264
Cost of sales                                                                   158,526               111,180                85,562
                                                                              ---------             ---------             ---------

Gross profit                                                                     60,690                48,223                38,702

Selling, general and administrative expenses                                     34,300                30,044                25,491
Research, development and related expenses                                        8,897                 6,605                 6,410
                                                                              ---------             ---------             ---------

                                                                                 43,197                36,649                31,901
                                                                              ---------             ---------             ---------

Income from operations                                                           17,493                11,574                 6,801
Other income                                                                        968                   360                   445
Interest expense                                                                 (2,644)               (2,974)               (2,924)
                                                                              ---------             ---------             ---------

Income before income taxes                                                       15,817                 8,960                 4,322
Income taxes                                                                      6,210                 3,621                 1,807
                                                                              ---------             ---------             ---------

Income from continuing operations                                                 9,607                 5,339                 2,515
Income from discontinued operations, net of
    income taxes                                                                   --                    --                     142
                                                                              ---------             ---------             ---------

Income before extraordinary item                                                  9,607                 5,339                 2,657
Extraordinary item, net of income taxes                                            --                    (326)                 --
                                                                              ---------             ---------             ---------

Net income                                                                    $   9,607             $   5,013             $   2,657
                                                                              =========             =========             =========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
BEI Technologies, Inc. and Subsidiaries.


                                                                                                Years Ended
                                                                      --------------------------------------------------------------

                                                                       September 30,              October 2,              October 3,
dollars in thousands except share and per share amounts                         2000                    1999                    1998
------------------------------------------------------------------------------------------------------------------------------------
                                                  Basic Income Per Share - Note 14

Income from continuing operations per
     common share                                                     $         0.68          $         0.37          $         0.18
Income from discontinued operations per
     common share                                                               --                      --                      0.01
                                                                      --------------          --------------          --------------
Income before extraordinary item per
     common share                                                               0.68                    0.37                    0.19
Loss from extraordinary item per common
     share                                                                      --                      0.02                 --
                                                                      --------------          --------------          --------------
Net income per common share                                           $         0.68          $         0.35          $         0.19
                                                                      ==============          ==============          ==============
Shares used in computing basic income per
     common share - Notes 7 and 15                                        14,113,156              14,315,890              14,024,500
                                                                      ==============          ==============          ==============


                                                 Diluted Income Per Share - Note 14

Income from continuing operations per
    common and common equivalent
    share - Note 7                                                    $         0.65          $         0.37          $         0.17
Income from discontinued operations
    per common and common equivalent
    share - Note 7                                                              --                      --                      0.01
                                                                      --------------          --------------          --------------
Income before extraordinary item per
    common and common equivalent share                                $         0.65          $         0.37          $         0.18

Loss from extraordinary item per common
    and common equivalent share                                                 --                      0.02                 --
                                                                      --------------          --------------          --------------
Net income per common and common
     equivalent share                                                 $         0.65          $         0.35          $         0.18
                                                                      ==============          ==============          ==============
Shares used in computing diluted income
     per common and common equivalent
     share - Notes 7 and 15                                               14,806,504              14,508,968              14,548,070
                                                                      ==============          ==============          ==============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Technologies, Inc. and Subsidiaries

                                                                                                       Years Ended
                                                                                  -------------------------------------------------
                                                                                  September 30,       October 2,         October 3,
dollars in thousands                                                                       2000             1999               1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                             $  9,607          $  5,013          $  2,657
Adjustments to reconcile net income to net cash provided
    by operating activities:
Discontinued operations                                                                    --                --               1,111
Depreciation                                                                              6,067             6,220             4,537
Amortization                                                                              2,826             2,013             1,789
Deferred income taxes                                                                    (3,036)             (576)           (1,171)
Loss (gain) on disposition of assets                                                       (415)               42                60
Other                                                                                      (126)              122                24
Changes in operating assets and liabilities:
Trade receivables                                                                        (3,511)           (6,244)           (4,383)
Inventories                                                                                 (47)           (1,657)           (5,190)
Other current assets                                                                        831              (576)           (1,171)
Trade accounts payable, accrued expenses and other liabilities                           11,375             7,112             3,260
                                                                                       --------          --------          --------

Net cash provided by operating activities                                                23,571            10,182             2,792

Cash flows from investing activities:
Acquisition of a business, net of cash acquired                                            --                --              (1,627)
Purchase of property, plant and equipment                                                (8,408)          (10,597)           (6,890)
Proceeds from sale of assets                                                              1,868              --                   5
Other                                                                                       (27)               10              (133)
                                                                                       --------          --------          --------
                                                                                         (6,567)          (10,587)           (8,645)
Net cash used by investing activities


Cash flows from financing activities:
Proceeds from debt borrowings                                                             1,472            40,300            22,017
Principal payments on debt and other financing                                           (2,121)          (40,457)          (18,093)
Proceeds from issuance of common stock                                                      903                55               768
Tax benefit from exercised stock options                                                     31               726               264
Repurchase of stock                                                                      (7,586)             --                --
Payment of cash dividends                                                                  (588)             (595)             (580)
                                                                                       --------          --------          --------

Net cash provided (used) by financing activities                                         (7,889)               29             4,376
                                                                                       --------          --------          --------

Net increase (decrease) in cash and cash equivalents                                      9,115              (376)           (1,477)
Cash and cash equivalents at beginning of year                                            3,181             3,557             5,034
                                                                                       --------          --------          --------

Cash and cash equivalents at end of year                                               $ 12,296          $  3,181          $  3,557
                                                                                       ========          ========          ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
BEI Technologies, Inc. and Subsidiaries

                                                                                Accumulated
                                                                                   Other                      Unearned
                                                          Common     Retained  Comprehensive   Comprehensive restricted
dollars in thousands                                      Stock      earnings      Income          Income       stock        Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 27, 1997                                7       38,003         --               --       (1,393)       36,617

Comprehensive income:
    Net income for 1998                                                2,657                        2,657                     2,657
    Other comprehensive income
       Foreign currency translation gain,
       net of income tax of $27                                                      39                39                        39
                                                                                                   ------
Comprehensive income                                                                               $2,696
                                                                                                   ======

Restricted Stock Plan                                     1,093                                                  (664)          429
Stock options exercised                                     768                                                                 768
Tax benefit from exercised stock options                    264                                                                 264
Cash dividends                                                          (580)                                                  (580)
                                                        -------      -------      -----                       -------       -------

Balances at October 3, 1998                             $ 2,132      $40,080      $  39                       $(2,057)      $40,194

Net income for 1999                                                    5,013                        5,013                     5,013
    Other comprehensive income
    Foreign currency translation loss,
    net of income tax of $96                                                       (145)             (145)                    (145)
                                                                                                   ------
Comprehensive income                                                                                4,868
                                                                                                   ======

Restricted Stock Plan                                       818                                                  (223)          595
Stock options exercised                                      55                                                                  55
Tax benefit from exercised stock options                    726                                                                 726
Cash dividends                                                          (595)                                                  (595)
                                                        -------      -------      -----                       -------       -------

Balances at October 2, 1999                             $ 3,731      $44,498      $(106)                      $(2,280)      $45,843

Net income for 2000                                                    9,607                        9,607                     9,607
    Other comprehensive income
       Foreign currency translation loss,
       net of income tax of $96                                                    (292)             (292)                     (292)
                                                                                                   ------
Comprehensive income                                                                                9,315
                                                                                                   ======

Restricted Stock Plan                                       918                                                   260         1,178
Stock options exercised                                     903                                                                 903
Tax benefit from exercised stock options                     31                                                                  31
Treasury stock purchases                                 (3,262)      (4,324)                                                (7,586)
Cash dividends                                                          (588)                                                  (588)
                                                        -------      -------      -----                       -------       -------
Balances at September 30, 2000                          $ 2,321      $49,193      $(398)                      $(2,020)      $49,096
                                                        =======      =======      =====                       =======       =======

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

BEI Technologies, Inc. and Subsidiaries
September 30, 2000

Note 1 Summary of Significant Accounting Policies

         Basis of Presentation: BEI Technologies, Inc. ("Technologies" or the "Company") was incorporated on June 30, 1997 in the State of Delaware, as a wholly owned subsidiary of BEI Electronics, Inc. ("Electronics"). On September 27, 1997, Electronics distributed to holders of Electronics common stock one share of common stock of the Company for each share of Electronics common stock held on September 24, 1997 (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. ("Sensors & Systems") and Defense Systems Company, Inc. ("Defense Systems") business segments. As further described in Note 2, on June 30, 1997, the Board of Directors of Electronics also approved a formal plan to discontinue the operations of its Defense Systems segment. The operations of Defense Systems were discontinued as of July 4, 1998.

         Effective as of the close of business on October 30, 2000, Technologies declared a one-for-one stock dividend payable to stockholders of record as of that date. The effect of the stock dividend was a doubling of shares of common stock outstanding for the Company as of such date. All per share numbers and per share data included within the Company's consolidated financial statements have been adjusted as appropriate to reflect the stock dividend.

         The accompanying financial statements present the consolidated financial position and results of operations of the Company and its wholly-owned subsidiaries. The financial position and results of operations of Sensors & Systems and Defense Systems, former subsidiaries of Electronics and predecessor entities to the Company are presented on a combined basis for all dates and periods prior to the Distribution. All intercompany accounts and transactions have been eliminated. The results of operations of the Sensors & Systems business segment are presented as continuing operations and those of the Defense Systems business segment through the end of the third quarter of fiscal 1998 are presented as discontinued operations.

         The Sensors & Systems business provides sensors, engineered subsystems and associated components which are used for controlled precision machinery and equipment in industrial, medical, automotive, aerospace and military applications.

         Fiscal Year: The Company's fiscal year ends on the Saturday nearest September 30. Fiscal years 2000 and 1999 each contained 52 weeks. Fiscal year 1998 contained 53 weeks.

         Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

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

         Revenue Recognition: Revenue from product sales is generally recognized upon shipment provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, any fee is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. The Company records a warranty liability on its products at the time of revenue recognition.

         Inventories: Inventories are carried principally at the lower of cost (first-in, first-out method) or fair value and do not exceed net realizable value.

                             BEI TECHNOLOGIES, INC.

         Depreciation and Amortization: Property, plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of such assets over their estimated useful lives, which range from 3 to 30 years, using the straight-line method for structures and accelerated or straight-line methods for equipment. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.

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

         Research and Development: Costs to develop the Company's products are expensed as incurred.

         Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued FAS No. 133 ("FAS 133"), "Accounting for
Derivative Instruments and Hedging Activities." FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and if so, the type of hedge transaction. FAS 133 must be adopted on January 1, 2001. Presently, the Company has no derivative financial instruments and anticipates that adoption of this standard will have no impact on the Company.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for certain Transactions involving Stock Compensation", an interpretation of APB Opinion No. 25. The Interpretation is effective on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company does not anticipate any significant impact from the adoption of this interpretation.

         Net Income (Loss) Per Share: Basic income per share is computed using the weighted average number of shares outstanding. Diluted income per share is computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to unvested stock and outstanding options to purchase common stock calculated using the treasury stock method.

         Acquisition: On August 7, 1998, Sensors & Systems acquired Ideacod, S.A., a sensor manufacturer located in Strasbourg, France, for $1,627,000 in cash and the assumption of $3,735,000 in liabilities, in a transaction accounted for as a purchase. The results of Ideacod since the date of acquisition are included in the accompanying consolidated financial statements. The impact of the acquisition was not significant in relation to the Company's results of operations.

         The financial statements of Ideacod, S.A. have been translated into U.S. dollars at fiscal year-end, using the exchange rates on those dates for assets and liabilities and the average exchange rates during the period for income and expenses. The resulting unrealized translation adjustments are recorded as a component of other comprehensive income.

         Reclassification: Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with current year presentations.

                             BEI TECHNOLOGIES, INC.

Note 2 Discontinued Operations

         In July 1998, Technologies discontinued the operations of its wholly owned subsidiary, Defense Systems Company ("Defense Systems"). In fiscal 1998, income for Defense Systems was $0.1 million reflecting the wind-down of its operations. Due to the discontinuation of operation there was no income for Defense Systems in fiscal years 2000 or 1999.


Note 3 Inventories

                                                      September 30,   October 2,
                                                               2000         1999
                                                           --------    --------
                                                              (in thousands)

Finished products .....................................    $  2,052    $  1,521
Work in process .......................................       5,880      10,165
Materials .............................................      23,152      17,848
Costs incurred under long-term contracts, including
   U.S. Government contracts ..........................        --         1,746
Unliquidated progress payments ........................        --          (244)
                                                           --------    --------
Total inventories .....................................    $ 31,084    $ 31,036
                                                           ========    ========


Note 4 Accrued Expenses and Other Liabilities

                                                      September 30,   October 2,
                                                               2000         1999
                                                            -------      -------
                                                               (in thousands)

Employee compensation ................................      $ 3,915      $ 2,603
Vacation .............................................        1,810        2,145
Accrued taxes ........................................        2,561        3,163
Contract costs .......................................          552          724
Accrued professional fees ............................        1,020          827
Insurance ............................................        1,303          909
Royalties and related costs ..........................        6,188        2,167
Customer advances ....................................          891          446
Commissions ..........................................          755          549
Other ................................................        4,447        3,891
                                                            -------      -------
Total accrued expenses and other liabilities .........      $23,442      $17,424
                                                            =======      =======


Note 5 Long-Term Debt

                                                 September 30,       October 2,
                                                          2000             1999
                                                       -------          -------
                                                           (in thousands)

6.70% Senior Notes; due in annual installments
of $7,000 from November 16, 2001 through
November 16, 2005...................................   $35,000          $35,000

Mortgage note payable with interest at 6.87%;
  due in monthly installments of Principal and
  interest of $14 until December, 2003 when the
  remaining balance of approximately $1,400 is due;
  collateralized by certain real property...........     1,655            1,681

Capitalized equipment lease obligations.............        93              144
                                                       -------          -------

                                                        36,748           36,825

Less current portion................................       134              120
                                                       -------          -------

                                                       $36,614          $36,705
                                                       =======          =======

                            BEI TECHNOLOGIES, INC.

         On November 16, 1998, the Company sold $35.0 million of senior notes in a private placement. The notes have an interest rate of 6.7% and mature in annual installments of $7.0 million beginning November 16, 2001 up to and including November 16, 2005. The note agreement contains covenants regarding certain operating ratios, limitations on debt, dividend payments and minimum net worth. The proceeds from the senior notes were used to repay the pre-existing senior notes and pay down outstanding borrowings on the Company's line of credit as they matured. The prepayment penalty and the remaining unamortized loan fees of $326,000, net of the related tax benefit, were charged in the first quarter of fiscal 1999 as an extraordinary loss on the early extinguishment of the debt.

         On December 16, 1998, the Company established a $12.0 million two year line of credit with a bank and terminated the $25.0 million facility in place at the end of fiscal 1998. Under the terms of line of credit, the amount available to the Company increased $1.0 million to $13.0 million during fiscal 2000. No borrowings were outstanding under the new line of credit at September 30, 2000. On December 13, 1998, the mortgage note payable was refinanced with the original lender and the due date extended from fiscal 1999 to fiscal 2003.

         Maturities of long-term debt, adjusted for the effect of senior notes and the mortgage refinancing and excluding capitalized equipment lease obligation (see Note 9), are as follows: fiscal 2001 $134,000; fiscal 2002 $7,075,000; fiscal 2003 $7,064,000; fiscal 2004 $8,475,000; fiscal 2005
$7,00,000; thereafter--$7,000,000.

         Interest of  approximately  $2,480,000,  $2,354,000 and $2,535,000 were paid during fiscal years 2000, 1999 and 1998, respectively.

Note 6 Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws known at this time and that will be in effect when the differences are expected to reverse.

         The provision for income tax expense consists of the following (in thousands):

                                                                                           Year Ended
                                                                          --------------------------------------------
                                                                          September 30,      October 2,     October 3,
                                                                                   2000            1999           1998
                                                                               --------        --------       --------
Current
     Federal..........................................................         $  7,504        $  3,365       $  2,581
     State............................................................            1,742             832            496
                                                                               --------        --------       --------
          Total Current...............................................            9,246           4,197          3,077

Deferred
      Federal ........................................................           (2,500)           (437)        (1,038)
      State   ........................................................             (536)           (139)          (133)
                                                                               --------        --------       --------
           Total Deferred.............................................           (3,036)           (576)        (1,171)
                                                                               --------        --------       --------
Total income tax provision............................................         $  6,210        $  3,621       $  1,906
                                                                               ========        ========       ========
Income tax expense attributable to continuing operations..............            6,210        $  3,621       $  1,807
Income tax expense attributable to discontinued operations............              --             --              99
                                                                               --------        --------       --------
Total income taxes....................................................         $  6,210        $  3,621       $  1,906
                                                                               ========        ========       ========

                             BEI TECHNOLOGIES, INC.

Significant components of the Company's net deferred tax assets are as follows (in thousands):


                                                     September 30,    October 2,
                                                              2000          1999
                                                           -------       -------
                Deferred tax assets

Accrued expenses ...................................       $ 7,282       $ 4,846
Inventory valuation ................................         3,063         2,520
Contract reserves ..................................           709           461
Other ..............................................           527           525
                                                           -------       -------
        Total deferred tax assets ..................        11,581         8,352
                                                           -------       -------

              Deferred tax liabilities

Depreciation and property basis difference .........         1,438         1,495
Other ..............................................           781           531
                                                           -------       -------
     Total deferred tax liabilities ................         2,219         2,026
                                                           -------       -------
     Net deferred tax assets .......................       $ 9,362       $ 6,326
                                                           =======       =======


         Realization of the net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of the underlying temporary differences.

         The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34.0% for 1998 and 1999, and 35.0% for 2000 (in thousands) are as follows:


                                            September 30,  October 2, October 3,
                                                     2000        1999       1998
                                                  -------     -------    -------

Income tax at the statutory rate of 34% ......    $ 5,536     $ 3,046    $ 1,551
State income tax, net of federal tax .........        789         457        240
Other ........................................       (115)        118        115
                                                  -------     -------    -------
Total income taxes ...........................    $ 6,210     $ 3,621    $ 1,906
                                                  =======     =======    =======


         Pursuant to the tax sharing agreement with Electronics, the Company's income taxes prior to fiscal year 1998 were paid by Electronics. Cash paid for income taxes in fiscal year 2000 and 1999 was $9,245,000 and $2,171,000, respectively.

Note 7 Equity Incentive Plans

         The Company has adopted the disclosure only alternative for its equity incentive plan as described in FAS 123. The Company accounts for employee stock awards using the intrinsic value method in accordance with APB Opinion No. 25.

         The Company's 1997 Equity Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors in September 1997. The Incentive Plan provides for the granting of incentive stock options to employees and nonstatutory stock options, restricted stock purchase awards, and stock bonuses (collectively, "Stock Awards") to consultants, employees and directors. The Company has reserved 2,278,890 shares of common stock for issuance under the Incentive Plan which included shares for substitute options granted to the option holders of Electronics in connection with the Distribution.

                             BEI TECHNOLOGIES, INC.

         Option activity under the Technologies Incentive Plan is summarized below:


                                                                      Weighted average
                                                          Number of     exercise price
                                                        Common shares     per share
                                                          --------          ------
Options outstanding at September 27, 1997                  678,890          $ 2.49
               Granted ............................          4,000          $ 8.35
               Exercised ..........................       (336,586)         $ 2.17
                                                          --------          ------
Options outstanding at October 3, 1998                     346,304          $ 2.81
               Granted ............................        168,000          $ 4.02
               Exercised ..........................        (29,928)         $ 5.72
               Terminated .........................       (150,294)         $ 2.06
                                                          --------          ------
Options outstanding at October 2, 1999 ............        334,082          $ 3.82
               Granted ............................        215,000          $ 7.24
               Exercised ..........................       (139,690)         $11.67
               Terminated .........................        (47,464)         $ 5.12
                                                          --------          ------
Options outstanding at September 30, 2000                  361,928          $ 5.72
                                                          ========          ======



                                                                        Weighted Average         Weighted Average
                                                          Number     Remaining Contractual      Exercise Price Per
Exercise Prices                                        Outstanding       Life (Years)                  Share
---------------                                        -----------       ------------                  -----
$ 2.33......................................              15,026             4.14                     $ 2.33
$ 2.97......................................              14,944             2.65                     $ 2.97
$ 3.50......................................              93,452             8.01                     $ 3.50
$ 4.25......................................              12,882             1.61                     $ 4.25
$ 5.25......................................               6,000             8.86                     $ 5.25
$ 5.50......................................               4,000             8.84                     $ 5.50
$ 6.00......................................              17,688             8.45                     $ 6.00
$ 6.22......................................               4,000             8.97                     $ 6.22
$ 6.25......................................             159,600             9.19                     $ 6.25
$ 7.44......................................               4,000             9.55                     $ 7.44
$ 8.34......................................               1,336             7.53                     $ 8.34
$ 8.50......................................               5,000             9.20                     $ 8.50
$ 8.59......................................               4,000             9.39                     $ 8.59
$ 8.88......................................               4,000             9.49                     $ 8.88
$12.94......................................               4,000             9.76                     $12.94
$18.06......................................               6,000             9.79                     $18.06
$19.31......................................               6,000             9.97                     $19.31
------                                                   -------             ----                    ------
$ 2.33 - $19.31.............................             361,928             8.13                      $5.77

         As of September 30, 2000, options for 76,352 shares were vested and exercisable at a weighted average exercise price of $3.56.

                             BEI TECHNOLOGIES, INC.

         Under the Incentive Plan, the holders of the 1,400,000 shares of Electronics common stock which had been issued under the Electronics 1992 Restricted Stock Plan who became employees of Technologies received Technologies common stock of equal value subject to forfeiture if employment terminated prior to the end of prescribed vesting periods. The market value at the date of grant of shares is recorded as unearned restricted stock and is amortized to compensation expense over its vesting periods. As of September 30, 2000, 1,366,452 shares had been granted, of which 1,171,842 shares are outstanding, and 628,904 shares have fully vested. Compensation expense of $1,178,000, $595,000 and $429,000 for the amortization of the restricted stock was recorded in fiscal years 2000, 1999 and 1998, respectively.

         The Company computed the pro forma disclosures required under FAS No. 123 for options granted in fiscal years 2000, 1999 and 1998 using the Black-Scholes option pricing model. The impact on the calculation of pro forma results of operations and earnings per share required by FAS 123 was determined to be immaterial for fiscal years 1999 and 1998. For fiscal year 2000, the significant assumptions used in the Black-Scholes calculation were a risk-free interest rate of 5.98%, a weighted average expected life of three years, a volatility rate of 85%, and an expected dividend yield of 0.4%.

         Options to acquire 215,000 shares were granted during fiscal 2000 with a weighted average fair value of $5.08 per share. For the year ended September 30, 2000, the compensation cost of options under FAS 123 would have reduced net income from $9.6 million to $ 9.3 million, and diluted earnings per share from $0.71 to $0.63.

         In addition to options, 145,000 shares of nonvested stock were granted during fiscal year 2000, with a weighted average fair value of $7.55 per share. The weighted average fair value of nonvested stock is amortized to compensation expense over its related vesting period.

         Note 8 Employee Benefit Plan

         The Company has a defined contribution retirement plan for the benefit of all eligible employees. Matching non-discretionary contributions are based on a percentage of employee contributions. Contributions to the plan by the Company for the benefit of its employees for fiscal years 2000, 1999 and 1998 were approximately $960,000, $911,000, and $780,000 respectively.

         The Company has a grantor trust to fund deferred compensation for certain employees (a "Rabbi Trust".) As determined by the trustee, the assets in the Rabbi trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices principally based upon national exchange and over-the-counter markets. The trust assets are available to satisfy claims of the Company's general creditors in the event of its bankruptcy. The trust's assets and the corresponding deferred compensation obligation are included in the accompanying balance sheets at September 30, 2000 and October 2, 1999.

                             BEI TECHNOLOGIES, INC.

Note 9 Lease Commitments

         Operating leases consist principally of leases for real properties and land. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value at the date of exercise of the option. Capital leases were assumed as part of the acquisition of a business. Assets recorded under capital leases consist of land, buildings and equipment of $265,000, net of accumulated amortization of $94,000. The future minimum payments for operating and capital leases consist of the following at September 30, 2000 (in thousands):

                                                                                          Capital        Operating
     Fiscal Year                                                                           Leases           Leases
     -----------                                                                           ------           ------
         2001  ...................................................................            $88           $1,982
         2002  ...................................................................             18            1,323
         2003  ...................................................................             --            1,287
         2004  ...................................................................             --            1,253
         2005  ...................................................................             --              726
         Thereafter...............................................................             --               --
                                                                                             ----           ------
               Total minimum lease payments.......................................            106           $6,571
                                                                                                            ======
               Less amounts representing interest.................................             13
                                                                                             ----
               Amounts included in long-term debt.................................           $ 93
                                                                                             ====

         Total   rental   expense   amounted   to   approximately    $2,192,000,
$2,187,000,and $1,694,000 for fiscal years 2000, 1999 and 1998, respectively.

Note 10 Contingencies and Litigation

         Claim against U.S. Government

         The Company believes that its now discontinued subsidiary, Defense Systems, suffered substantial monetary damages due to actions of the U.S. Government in connection with the parties' H70 contract in effect during the 1992-1996 timeframe. As a result, Defense Systems filed a substantial claim against the U.S. Government in 1996. Following attempts to negotiate a settlement, Defense Systems filed an appeal of its claim that is now being adjudicated before the Armed Services Board of Contract Appeals. Due to the uncertainties inherent in the formal claims process, the Company has not recorded any recovery of these claims in the accompanying financial statements.

         Other

         The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions will have a material impact on the Company's financial condition or operating results.

Note 11 Sales and Major Customers

         The Company's operations are conducted within one business segment-the production, manufacturing and sale of a full line of electronic devices that provide vital sensory input for the control systems of advanced machinery for the commercial automotive, government, and industrial industries. The sales to major industries are as follows (in thousands):


                                           September 30,  October 2,  October 3,
                                                    2000        1999        1998
                                                --------    --------    --------
Commercial automotive sensors sales ........    $107,459    $ 54,459    $ 20,170
Government .................................      18,723      19,172      21,046
Industrial sales ...........................      93,034      85,772      83,048
                                                --------    --------    --------
Total sales from continuing operations .....    $219,216    $159,403    $124,264
                                                ========    ========    ========

                             BEI TECHNOLOGIES, INC.

     Although the Company is directly affected by the economic well being of the above industries, management does not believe significant credit risk exists at September 30, 2000.

         The Company's foreign operations are conducted throughout Europe. A summary of foreign vs. domestic sales follows (in thousands):


                                           September 30,  October 2,  October 3,
                                                    2000        1999        1998
                                                --------    --------    --------
Domestic sales .............................    $120,894    $114,766    $106,872
Foreign ....................................      98,322      44,637      17,392
                                                --------    --------    --------
Total sales from continuing operations .....    $219,216    $159,403    $124,264
                                                ========    ========    ========


Foreign sales accounted for approximately 45%, 28%, and 14% of total sales for fiscal 2000, 1999 and 1998, respectively.

In fiscal 2000 and fiscal 1999, one customer accounted for 37% and 20%, respectively, of the Company's net sales. In fiscal 1998 no one customer accounted for more than 10% of the Company's net sales.

Note 12 Quarterly Results of Operations (Unaudited)

         The tables below present unaudited quarterly financial information for fiscal years 2000 and 1999:


                                                                                         Continuing Operations
                                                                                           Three months ended
                                                                    ----------------------------------------------------------------
                                                                 January 1,           April 1,            July 1,      September 30,
                                                                       2000               2000               2000               2000
                                                                    -------            -------            -------            -------
                                                                            (dollars in thousands except per share amounts)
Net sales ..............................................            $43,728            $54,217            $60,246            $61,025
Gross profit ...........................................             11,559             15,159             17,542             16,430
Net income .............................................              1,256              2,291              2,993              3,067

Basic Income Per Share
Net income per share-basic .............................            $  0.09            $  0.16            $  0.21            $  0.22


Diluted Income Per Share
Net income per share-diluted ...........................            $  0.09            $  0.15            $  0.20            $  0.21

                             BEI TECHNOLOGIES, INC.

Note 12 Quarterly Results of Operations (Cont.) (Unaudited)

                                                                            January 2,     April 3,     July 3,  October 2,
                                                                                  1999         1999        1999        1999
                                                                               -------      -------     -------     -------
Net sales..............................................................        $36,743      $39,047     $41,175     $42,438
Gross profit...........................................................         11,463       12,316      12,194      12,250
Income before extraordinary item.......................................          1,054        1,159       1,170       1,956
Loss from extraordinary item, net of income taxes......................           (326)        --          --          --
Net income.............................................................            728        1,159       1,170       1,956


                        Basic Income Per Share
Income per share.......................................................        $  0.07      $  0.08     $  0.08     $  0.14
Loss from extraordinary item...........................................        $ (0.02)        --          --          --
Net income per share-basic.............................................        $  0.05      $  0.08     $  0.08     $  0.14

                       Diluted Income Per Share
Income per common and common equivalent share..........................        $  0.07      $  0.08     $  0.08     $  0.14
Loss from extraordinary item...........................................        $ (0.02)        --          --          --
Net income per share-diluted...........................................        $  0.05      $  0.08     $  0.08     $  0.14


Note 13 Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107 (FAS 107), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Whenever possible, quoted market prices were used to develop fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of September 30, 2000 and as of October 2, 1999.

         Cash, Cash Equivalents and Investments: The carrying amounts reported in the balance sheet for cash, cash equivalents and investments approximate those assets' fair values.

         Long-Term Debt: The fair value of long-term debt has been estimated based upon discounted future cash flows. The discount rate used included a risk free rate derived from the Treasury yield curve plus a risk weighting commensurate with the Company's borrowing position. The fair value of long-term debt is approximately $35,787,000 and $35,300,000 compared with the carrying amounts of $36,614,000 and $36,705,000 at September 30, 2000 and October 2, 1999, respectively.

                             BEI TECHNOLOGIES, INC.

Note 14 - Income Per Share

         The following table sets forth the computation of basic and diluted income per common share from continuing operations:


                                                                            Year Ended
                                                                 -----------------------------------
                                                           September 30,    October 2,    October 3,
                                                                    2000          1999          1998
                                                                 -------       -------       -------
                                                              (in thousands, except per share amounts)
Numerator

Income from continuing operations before
extraordinary item, net of taxes                                 $ 9,607       $ 5,339       $ 2,515
                                                                 =======       =======       =======

Denominator

Denominator for basic income per share

  Weighted average shares, net of
  nonvested shares (fiscal 2000--543 shares;
  fiscal 1999--590 shares;
  fiscal 1998--502 shares)                                        14,113        14,316        14,024
Effect of dilutive securities:
  Nonvested shares                                                   422            34           216
  Employee stock options                                             272           158           308
                                                                 -------       -------       -------
  Denominator for diluted earnings per share                      14,807        14,508        14,548
                                                                 =======       =======       =======


Note 15 - Subsequent Events

         At the close of business on October 30, 2000, Technologies declared a distribution to its stockholders of approximately 42% of the outstanding securities of OpticNet, Inc. ("OpticNet"), a formerly majority-owned subsidiary of Technologies. OpticNet's business is focused on developing fiber optic components and subsystems, such as optical switches, used in telecommunications systems.

         In the distribution, each holder of record of Technologies common stock as of the close of business on October 30, 2000 received one share of OpticNet common stock for every two shares of Technologies common stock held, and cash in lieu of any fractional share of OpticNet common stock.

         As a separate matter, the Board of Directors of Technologies also declared a one-for-one stock split in the form of a stock dividend to its stockholders, also effective October 30, 2000, immediately following the distribution of the shares in OpticNet. Stockholders of record as of the close of business on October 30, 2000 received one additional share of the common stock of Technologies for each share of Technologies held as of such date. Accordingly, all data shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect this stock split in the form of a dividend.

Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
BEI Technologies, Inc.

We have audited the accompanying consolidated balance sheets of BEI Technologies, Inc. and subsidiaries as of September 30, 2000 and October 2, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BEI Technologies, Inc. and subsidiaries at September 30, 2000 and October 2, 1999, and the consolidated results of their operations, stockholders' equity and comprehensive income and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.


                                                               Ernst & Young LLP


San Francisco, California
October 30, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with
Section 16(a) of the Securities and Exchange Act of 1934" of the Proxy Statement related to the Company's 2001 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").


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

                                                                      Form 10-K
                                                                     Page Number
                                                                     -----------
(a)(1) Index to Consolidated Financial Statements.

       The following Consolidated Financial Statements of BEI
       Technologies, Inc. and its Subsidiaries are filed as part of this Form 10-K:

       Report of Ernst & Young LLP, Independent Auditors                   41

       Consolidated Balance Sheets -
         September 30, 2000 and October 2, 1999                            24

       Consolidated Statements of Operations - Years ended
         September 30, 2000, October 2, 1999 and October 3, 1998           26

       Consolidated Statements of Cash Flows - Years ended
         September 30, 2000, October 2, 1999 and October 3, 1998           28

       Consolidated Statement of Changes in Stockholders'
         and Comprehensive Income Equity - Years ended
         September 30, 2000, October 2, 1999 and October 3, 1998           29

       Notes to Consolidated Financial Statements -
          September 30, 2000                                               30

(a)(2) Index to Financial Statement Schedule.

       The following Consolidated Financial Statement Schedule of BEI Technologies, Inc. for each of the years in the period ended September 30, 2000 is filed as part of this Form 10-K:

       Schedule V                Valuation and Qualifying Accounts         S-1

                                 Report of Ernst & Young LLP, Independent
                                 Auditors as to Schedule                   S-2


Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Listing of Exhibits

  Exhibit
  Numbers       Description                                             Footnote
  -------       -----------                                             --------

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

     4.1        Specimen Common Share Certificate                             i

     4.2        Certificate of Incorporation of BEI Technologies, Inc.
                (filed as Exhibit 3.1 hereto)                                 i

     4.3        Bylaws of BEI Technologies, Inc. (filed as Exhibit 3.2
                hereto)                                                       i

     4.4        Registrant's Certificate of Designation of Series A
                Junior Participating Preferred Stock (filed as Exhibit
                99.3 hereto)                                                  i

     4.5        Form of Rights Certificate (filed as Exhibit 99.4             i
                hereto)

    10.1*       Registrant's 1997 Equity Incentive Plan and forms of
                related agreements                                            i

    10.2*       Executive Change in Control Benefits Agreement between
                BEI Technologies, Inc. and Certain Named Executive
                Officers                                                      i


    10.3        Assumption Agreement--Series A and Series B Senior
                Notes dated September 15, 1997 by and between BEI
                Technologies, Inc., Principal Mutual Life Insurance
                Company, Berkshire Life Insurance Company and TMG Life
                Insurance Company                                             i

    10.4        Credit Agreement dated as of September 27, 1997 among
                BEI Technologies, Inc., BEI Sensors & Systems Company,
                Inc., Defense Systems Company, Inc., CIBC, Inc.,
                Canadian Imperial Bank of Commerce and CIBC Wood Gundy
                Securities Corp.                                              i

    10.5        Note Purchase Agreement dated November 16, 1998 by and
                between BEI Technologies, Inc., BEI Sensors & Systems
                Company, Inc., Connecticut General Life Insurance
                Company and Allstate Life Insurance Company.                 ii

    10.6        Amendment to Tax Allocation and Indemnity Agreement
                between BEI Electronics, Inc. and BEI Technologies, Inc.     ii

    10.7        Credit Agreement dated December 16, 1998, by and
                between BEI Technologies, Inc., BEI Sensors & Systems
                Company, Inc. and Wells Fargo Bank, National Association     ii

    21.1        Subsidiaries of the Registrant                               ii

    23.1        Consent of Ernst & Young LLP, Independent Auditors

    24.1        Power of Attorney

    27.1        Financial Data Schedule

    99.1        BEI Technologies, Inc. Information Statement dated
                September 24, 1997                                           ii

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

(ii) Incorporated by reference. Previously filed as an exhibit to the Form 10-K (File No. 0-22799) as filed on December 30, 1998.

* Items which are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    BEI TECHNOLOGIES, INC.

                                                By: /s/ Robert R. Corr
                                                    ----------------------------
                                                    Robert R. Corr
                                                    Vice President, Secretary,
                                                    Treasurer and Controller
                                                    December 15, 2000

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Crocker and John LaBoskey, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                                             Date
---------                                     -----                                             ----
/s/ Charles Crocker                           Chief Executive Officer and Chairman of           December 15, 2000
---------------------------------------       the Board Of Directors (Principal                 ------------------------------
Charles Crocker                               Executive Officer)


/s/ Dr. Asad M. Madni                         President, Chief Operating Officer and            December 15, 2000
---------------------------------------       Director                                          ------------------------------
Dr. Asad M. Madni

/s/ John LaBoskey                             Senior Vice President and Chief Financial         December 15, 2000
---------------------------------------       Officer                                           ------------------------------
John LaBoskey


/s/ Robert R. Corr                            Vice President, Secretary, Treasurer and          December 15, 2000
---------------------------------------       Controller (Principal Accounting Officer)         ------------------------------
Robert R. Corr


/s/ Richard M. Brooks                         Director                                          December 15, 2000
---------------------------------------                                                         ------------------------------
Richard M. Brooks


/s/ George S. Brown                           Director                                          December 15, 2000
---------------------------------------                                                         ------------------------------
George S. Brown


/s/ C. Joseph Giroir, Jr.                     Director                                          December 15, 2000
---------------------------------------                                                         ------------------------------
C. Joseph Giroir, Jr.


/s/ Dr. William G. Howard                     Director                                          December 15, 2000
---------------------------------------                                                         ------------------------------
Dr. William G. Howard


/s/ Gary D. Wrench                            Director                                          December 15, 2000
---------------------------------------                                                         ------------------------------
Gary D. Wrench

                                                                                                                  SCHEDULE V

                                                       BEI TECHNOLOGIES, INC.

                                                  VALUATION AND QUALIFYING ACCOUNTS


             Column A                                      Column B           Column C                Column D    Column E
            -----------                                   ---------           --------            --------------  ----------
                                                                             Additions
                                                                             ----------
                                                          Balance at    Charged to                                Balance at
                                                          Beginning     Costs and     Charged to                    End of
            Description                                   of Period      Expenses  Other Accounts    Deductions     Period
            -----------                                   ---------      --------  --------------    ----------     ------
                                                                                (in thousands)
Year ended September 30, 2000:
Deducted from asset accounts:
     Allowance for doubtful accounts................         $ 597          $550        $  --         $ 63(B)        $1,084
                                                             =====          ====        =====         ====           ======
Year ended October 2, 1999:
Deducted from asset accounts:
     Allowance for doubtful accounts................         $ 509          $187        $ --          $ 99(B)        $ 597
                                                             =====          ====        =====         ====           =====
Year ended October 3, 1998:
Deducted from asset accounts:
     Allowance for doubtful accounts................         $ 363          $101        $ 98 (C)      $ 53(B)        $ 509
                                                             =====          ====        =====         ====           =====


(A) Adjustment based on the evaluation of uncertainties in the realization of state net operating loss carryovers

(B)  Write-offs of uncollectible accounts

(C)  Acquired as part of an acquisition

        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, AS TO SCHEDULE


The Board of Directors and Shareholders
BEI Technologies, Inc.

We have audited the consolidated financial statements of BEI Technologies, Inc. and subsidiaries as of September 30, 2000 and October 2, 1999, and for each of the three years in the period ended September 30, 2000, and have issued our report thereon dated October 30, 2000. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                               Ernst & Young LLP

San Francisco, California
October 30, 2000

INDEX TO EXHIBITS
-----------------


Exhibit
Number                              Description
------                              -----------

21.1                                Subsidiaries of the Registrant

23.1                                Consent of Ernst & Young LLP
                                    Independent Auditors

24.1                                Power of Attorney

27.1                                Financial Data Schedule