Form 10-Q
period 2000-12-30
BEI TECHNOLOGIES INC
filed 2001-02-13
CIK 1041866

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to ______.


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


                           One Post Street, Suite 2500
                         San Francisco, California 94104
                    (Address of principal executive offices)

                                 (415) 956-4477
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock: $.001 Par Value, 14,411,485 shares as of January 19, 2001

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART 1.    FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements

                  Condensed  Consolidated Balance  Sheets--December 30,
                  2000 and September 30, 2000                                 3



                  Condensed   Consolidated   Statements  of  Operations
                  Quarters ended December 30 and January 1, 2000              4



                  Condensed  Consolidated   Statements  of  Cash  Flows
                  Quarters ended December 30 and January 1, 2000              5



                  Notes    to    Condensed    Consolidated    Financial
                  Statements--December 30, 2000 6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8



PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                  10



                  (a)    Exhibits


                               10.8 Amendment to Credit Agreement.


                               27.1 Financial Data Schedule

                  (b)    Reports on Form 8-K




           SIGNATURES                                                        11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 December 30,    September 30,
                                                     2000            2000
                                                 (Unaudited)    (See note below)
                                                   --------       --------
                                                   (dollars in thousands)

ASSETS


Cash and cash equivalents                          $  9,668       $ 12,296
Investments                                           8,094          7,252

Trade receivables, net                               31,134         33,067
Inventories, net -- Note 2                           30,795         31,084
Other current assets                                  7,826          7,863
                                                   --------       --------
      Total current assets                           87,517         91,562



Property, plant and equipment, net                   36,971         36,010
Acquired technology                                   3,152          3,093
Goodwill                                              1,937          2,085
Other assets, net                                     5,257          5,538
                                                   --------       --------
                                                   $134,834       $138,288
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                             $ 14,304       $ 18,926
Accrued expenses and other liabilities               20,997         23,442
Deferred compensation liability                       8,094          7,252
Current portion of long-term debt                     7,096            134
                                                   --------       --------
      Total current liabilities                      50,491         49,754

Long-term debt, less current portion                 29,608         36,614
Other liabilities                                     3,001          2,824
Stockholders' equity                                 51,734         49,096
                                                   --------       --------
                                                   $134,834       $138,288
                                                   ========       ========



Note: The balance sheet at September 30, 2000 has been derived from the audited consolidated balance sheet at that date.


See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                             Quarter Ended
                                                       ------------------------
                                                        December 30, January 1,
                                                           2000         2000
                                                         (dollars in thousands
                                                       except per share amounts)
                                                       ------------------------
Net sales                                                $ 60,221    $ 43,728
Cost of sales                                              42,727      32,169
                                                         --------    --------
                                                           17,494      11,559

Selling, general and administrative expenses                9,185       7,046
Research, development and related expenses                  2,302       1,755
                                                         --------    --------

Income from operations                                      6,007       2,758
Interest expense                                             (636)       (687)
Other income                                                  165          26
                                                         --------    --------
Income from operations before income taxes                  5,536       2,097


Provision for income taxes                                  2,244         841
                                                         --------    --------
Net income                                               $  3,292    $  1,256
                                                         ========    ========


                 Earnings per Common Share -- Note 3

Basic Earnings per Common Share
Net income per common share *                            $   0.24    $   0.09
                                                         ========    ========

Diluted Earnings per Common and Common Equivalent Share

Net income per common and common equivalent share *      $   0.23    $   0.09
                                                         ========    ========
Dividends per common share *                             $  0.065    $   0.01
                                                         ========    ========


* Amounts have been adjusted to reflect a one-for-one stock dividend payable to stockholders of record on October 30, 2000.

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                             Quarter Ended
                                                          ----------------------
                                                         December 30, January 1,
                                                             2000        2000
                                                          (dollars in thousands)
                                                          ----------------------
Cash flows from operating activities:
Net income                                                 $  3,292    $  1,256
Adjustments  to reconcile net income
to net cash provided by (used by) operating
activities:
     Depreciation and amortization                            2,600       1,990
     Other                                                   (4,673)     (4,360)
                                                           --------    --------
Net cash provided by (used by) operating activities:          1,219      (1,114)

Cash flows from investing activities:
     Purchase of property, plant and equipment               (2,564)     (2,208)
     Disposal of property, plant and equipment                 --         1,576
     Increase (decrease) in other assets                       (279)        (57)
                                                           --------    --------
Net cash used by investing activities                        (2,843)       (689)

Cash flows from financing activities:
     Proceeds from debt borrowings                                2         275
     Principal payments on debt and other liabilities           (82)       (201)
     Proceeds from issuance of common stock                      47          30
     Repurchase of common stock                                (327)       (769)
     Payment of dividends                                      (644)       (149)
                                                           --------    --------
Net cash provided (used) by financing activities             (1,004)       (814)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents         (2,628)     (2,617)
Cash and cash equivalents at beginning of period             12,296       3,181
                                                           --------    --------
Cash and cash equivalents at end of period                 $  9,668    $    564
                                                           ========    ========


See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 30, 2000.

BEI Technologies, Inc. ("the Company") was incorporated on June 30, 1997 in the State of Delaware, as a wholly owned subsidiary of BEI Electronics, Inc., subsequently renamed BEI Medical Systems Company, Inc. ("Electronics"). On September 27, 1997, Electronics distributed to holders of Electronics common stock one share of common stock of the Company for each share of Electronics common stock held on September 24, 1997 (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its divisions concentrating on sensors and sensor-based subsystems and on defense systems.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

NOTE 2--INVENTORIES

Inventories are carried principally at the lower of cost (first-in-first-out method), or fair value and do not exceed net realizable value.

                                                    December 30,   September 30,
                                                       2000            2000
                                                        (dollars in thousands)
                                                      --------------------------
Finished products                                     $ 2,820        $ 2,052
Work in process                                         7,157          5,880
Materials                                              20,818         23,152
                                                      -------        -------
Net inventories                                       $30,795        $31,084
                                                      =======        =======

NOTE 3--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share from operations (as adjusted to reflect the Company's one-for-one stock dividend payable to stockholders of record on October 30, 2000):

The following table sets forth the computation of basic and diluted earnings per common share from operations:

                                                             Quarter Ended
                                                         -----------------------
                                                         December 30, January 1,
                                                            2000         2000
                                                           (in thousands except
                                                            per share amounts)
                                 Numerator

Income from operations                                     $ 3,292      $ 1,256
                                                           =======      =======

                                Denominator

Denominator for basic earnings per share --
  Weighted average shares, net of nonvested
  shares (FY 2001 - 551 shares;                             13,865       14,360
  FY 2000 - 616 shares)
Effect of dilutive securities:
  Nonvested shares                                             266          178
  Employee stock options                                       227          140
                                                           -------      -------
Denominator for diluted earnings per share                  14,358       14,678
                                                           =======      =======
Basic earnings per share from operations                   $  0.24      $  0.09
                                                           =======      =======
Diluted earnings per share from operations                 $  0.23      $  0.09
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended September 30, 2000, in particular, within the "Risk Factors" section thereof.

The following table sets forth, for the fiscal periods indicated, the percentage
of  net  sales   represented  by  certain  items  in  the  Company's   Condensed
Consolidated Statements of Operations.

                                                            Quarter Ended
                                                      --------------------------
                                                      December 30,   January 1,
                                                         2000          2000
                                                         ----          ----

Net sales                                               100.0 %       100.0 %
Cost of sales                                             71.0          73.6
                                                        -----         -----
Gross margin                                              29.0          26.4

Selling, general and administrative expenses              15.2          16.1
Research, development and related expenses                 3.8           4.0
                                                        -----         -----
Income from operations                                    10.0           6.3

Interest expense                                           1.1           1.6
Other income                                               0.3           0.1
                                                        -----         -----
Income from operations before income taxes                 9.2           4.8
Provision for income taxes                                 3.7           1.9
                                                        -----         -----
Net income                                              5.5 %         2.9 %
                                                        =====         =====

Quarters ended December 30, 2000 and January 1, 2000

Net sales for the first quarter of fiscal 2001 ended December 30, 2000, increased $16.5 million to $60.2 million or 37.7% from $43.7 million during the same period in fiscal 2000.

The sales volume increase was primarily due to commercial sales to domestic and foreign automotive customers and to a lesser extent sales to customers in industrial markets. Automotive sensor sales increased by $15.4 million to $33.9 million in the first quarter of fiscal 2001, from $18.5 million in the comparable period of fiscal 2000. Sales of non-automotive commercial products increased by $0.5 million from the same period of fiscal 2000, while sales under government contracts increased by $ 0.6 million from the same period of fiscal 2000.

Cost of sales as a percentage of net sales in the first quarter of fiscal 2001 decreased 2.6 percentage points to 71.0% from 73.6% in the comparable period of fiscal 2000, due primarily to the impact of higher volumes and improved production efficiencies on automotive GyroChip sensors and due to volume increases in other operating units. Continued downward pressure on gross profit margins for the Company could be expected if automotive sensors continue to become a larger proportion of the Company's product mix, provided that there may be additional margin rate variability due to the introduction of new products, changes in product volumes, and product life cycles.

Selling, general and administrative expenses as a percentage of net sales decreased in the first quarter of fiscal 2001 versus the comparable period of fiscal 2000 due to higher sales volume. Actual selling, general and administrative expenses for the Company increased $2.1 million over the prior fiscal year period to support sales increases and to a lesser extent due to recognition of slower customer payments and associated reserves.

Research, development and related expenses as a percentage of net sales for the first quarter of fiscal 2001 decreased slightly from the comparable period of fiscal 2000 due to higher sales volume. Spending on research, development and related expenses actually increased $0.5 million to $2.3 million in the first quarter of fiscal 2001 versus the comparable period of fiscal 2000. The higher research and development spending reflects management's dedication to the development of new products and improvements to existing product families. The increased R&D spending also included funding of research and development efforts for OpticNet, Inc. (a formerly majority owned subsidiary of the Company) in the consolidated results for the quarter ended December 30, 2000. In future quarters, OpticNet's results will not be included in the Company's operating results, as the Company no longer controlled a majority interest in OpticNet as of January 1, 2001.

Interest expense as a percentate of sales declined primarily due to increased sales.

Liquidity and Capital Resources

During the first quarter of fiscal 2001, total cash provided by operations was $1.2 million. Cash provided by operations included net income of $3.3 million, and the positive impact of non-cash charges to income for depreciation and amortization of $1.6 million and $1.0 million, respectively. In addition, positive impacts to cash resources resulted from a decrease in accounts receivable of $1.5 million and other net impacts of $0.9 million. Offsetting these items was a decrease in accounts payable of $4.6 million, and decreases in accrued expenses and other liabilities of $2.5 million.

Cash used in investing activities consisted of capital equipment purchases of $2.5 million primarily to expand production capacity, and purchases of other assets of $0.3 million.

Cash used in financing activities consisted of dividend payments of $0.6 million, cash purchases of stock at market prices for $0.3 million and retirement of debt of $0.1 million. In addition, the Company distributed a non-cash dividend to its stockholders of $0.3 million in the form of shares of the common stock of OpticNet, Inc.

In February 2001, the Company completed an amendment to its credit agreement with Wells Fargo Bank, originally entered into December 15, 1998, which amendment was effective as of November 30, 2000. The amendment increased the available borrowing on the line from an aggregate of $13 million to $25 million.

While the Company believes that its existing cash balances, and available credit lines together with cash derived from operations, will be sufficient to meet the Company's capital requirements for the next twelve months, the Company may need to raise additional funds through public or private financing or other arrangements. There can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.

The Company had no material capital commitments at December 30, 2000.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II.                OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K


                       (a)       Exhibits


                                 10.8 Amendment to Credit Agreement dated December 15, 1998 by and between the Company and Wells Fargo Bank National Association, as amended as of November 30, 2000.

                                 27.1   Financial Data Schedule




                       (b) Reports on Form 8-K during the quarter ended December 30, 2000.



                                 On December 7, 2000, BEI filed a report on Form 8-K to report a one-for-one stock dividend payable to all stockholders of record on October 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2001.

                                    BEI Technologies, Inc.


                                    By:    /s/ Robert R. Corr
                                          --------------------

                                          Robert R. Corr
                                          Secretary, Treasurer and
                                          Controller (Chief  Accounting Officer)