Form 10-Q
period 2001-03-31
BEI TECHNOLOGIES INC
filed 2001-05-07
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______ to ______ .

                         Commission file number 0-22799
                     B E I  T E C H N O L O G I E S, I N C.
             (Exact name of Registrant as specified in its charter)

              Delaware                                     94-3274498
-------------------------------------       ------------------------------------
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

Common Stock: $.001 Par Value, 14,393,691 shares issued and outstanding as of March 31, 2001.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART 1.             FINANCIAL INFORMATION                                                                  PAGE
                                                                                                           ----

Item 1.             Financial Statements

                           Condensed Consolidated Balance Sheets--March 31, 2001 and
                           September 30, 2000                                                                3

                           Condensed Consolidated Statements of Operations--Quarter and Six Months
                           ended March 31, 2001 and April 1, 2000                                            4

                           Condensed Consolidated Statements of Cash Flows-- Quarter and Six Months
                           ended March 31, 2001 and April 1, 2000                                            5

                           Notes to Condensed Consolidated Financial Statements--March 31, 2001              6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                               8

Item 3.             Quantitative and Qualitative Disclosure About Market Risk                                10

PART II.            OTHER INFORMATION

Item 4.             Submission of Matters to Vote of Security Holders                                        11

Item 6.             Exhibits and Reports on Form 8-K                                                         12

                           (a)   Exhibits

                                  27.1     Financial Data Schedule

                           (b)   Reports on Form 8-K

                    SIGNATURES                                                                               13

                                                                    Page 2 of 13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,    September 30,
                                                       2001           2000
                                                   (Unaudited)  (See note below)
                                                          (in thousands)
--------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                            $ 10,835       $ 12,296
Investments                                             7,127          7,252
Trade receivables, net                                 30,087         33,067
Inventories, net                                       32,286         31,084
Other current assets                                   13,888          7,863
                                                     --------       --------
                                                       94,223         91,562
      Total current assets

Property, plant and equipment, net                     35,684         36,010
Acquired technology                                     2,912          3,093
Goodwill                                                1,890          2,085
Other assets, net                                       5,575          5,538
                                                     --------       --------
                                                     $140,284       $138,288
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Trade accounts payable                               $ 15,081       $ 18,926
Accrued expenses and other liabilities                 23,317         23,442
Deferred compensation liability                         7,127          7,252
Current portion of long-term debt                       7,088            134
                                                     --------       --------

      Total current liabilities                        52,613         49,754

Long-term debt, less current portion                   29,592         36,614
Other liabilities                                       3,046          2,824
Stockholders' equity                                   55,033         49,096
                                                     --------       --------
                                                     $140,284       $138,288
                                                     ========       ========

Note: The balance sheet at September 30, 2000 has been derived from the audited consolidated balance sheet at that date.

See notes to condensed consolidated financial statements.



BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(Unaudited)                                               Quarter Ended              Six Months Ended
                                                     -------------------------   --------------------------
                                                       March 31,     April 1,      March 31,     April 1,
                                                         2001          2000          2001          2000
                                                     -------------------------   --------------------------
                                                            (in thousands except per share amounts)
-----------------------------------------------------------------------------------------------------------
Net sales                                                $65,116      $54,217       $125,337       $97,945
Cost of sales                                             46,857       39,058         89,584        71,227
                                                     ------------  -----------   ------------  ------------
                                                          18,259       15,159         35,753        26,718

Selling, general and administrative expenses               9,575        9,124         18,760        16,170
Research, development and related expenses                 2,196        2,197          4,498         3,952
                                                     ------------  -----------   ------------  ------------

Income from operations                                     6,488        3,838         12,495         6,596
Interest expense                                             650          664          1,286         1,351
Other income  (expense)                                     (65)          593            100           619
                                                     ------------  -----------   ------------  ------------

Income from operations before
   income taxes                                            5,773        3,767         11,309         5,864

Provision for income taxes                                 2,313        1,476          4,557         2,317
                                                     ------------  -----------   ------------  ------------

Net income                                                $3,460       $2,291         $6,752        $3,547
                                                     ============  ===========   ============  ============



                                        Earnings per Common Share

Basic Earnings per Share
Net income per common share*                               $0.25        $0.16          $0.49         $0.24
                                                     ============  ===========   ============  ============

Diluted Earnings per Common and Common Equivalent
Share

Net income per common and common
    equivalent share*                                      $0.24        $0.15          $0.47         $0.24
                                                     ============  ===========   ============  ============

Dividends per common share*                                $0.01        $0.01         $0.075         $0.02
                                                     ============  ===========   ============  ============


 * Amounts have been adjusted to reflect a one-for-one stock dividend paid November 21, 2000 to stockholders of record as of October 30, 2000.



See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                             Quarter Ended             Six Months Ended
                                                       --------------------------  --------------------------
                                                         March 31,      April 1,      March 31,     April 1,
                                                           2001           2000          2001          2000
                                                       --------------------------  --------------------------
                                                                          (in thousands)
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                  $3,460        $2,291        $6,752        $3,547
Adjustments to reconcile net income to net cash
provided by (used by) operating activities:
     Depreciation and amortization                           2,078         1,998         4,678         3,988
     Other                                                  (3,270)        6,701        (7,943)        2,364
                                                       ------------   -----------  ------------  ------------
Net cash provided by operating activities                    2,268        10,990         3,487         9,899


Cash flows from investing activities:
     Purchase of property, plant and equipment              (1,509)       (1,469)       (4,073)       (3,700)
     Disposal of property, plant and equipment                  --           292            --         1,868
     Decrease in other assets                                  506           697           227           640
                                                       ------------   -----------  ------------  ------------
Net cash used by investing activities                       (1,003)         (480)       (3,846)       (1,192)


Cash flows from financing activities:
     Proceeds from debt borrowings                              --           992             2         1,267
     Principal payments on debt and other liabilities          (34)       (1,017)         (116)       (1,218)
     Proceeds from issuance of common stock                     93           161           140           191
     Repurchase of common stock                                (13)         (638)         (340)       (1,407)
     Payment of cash dividends                                (144)         (149)         (788)         (298)
                                                        ------------   -----------  ------------  ------------
Net cash used by financing activities                          (98)         (651)       (1,102)       (1,465)
                                                        ------------   -----------  ------------  ------------

Net increase (decrease) in cash and cash
equivalents                                                  1,167         9,859       (1,461)         7,242
Cash and cash equivalents at beginning of period             9,668           564        12,296         3,181
                                                        ------------   -----------  ------------  ------------
Cash and cash equivalents at end of period                 $10,835       $10,423       $10,835       $10,423
                                                        ============   ===========  ============  ============


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

BEI Technologies, Inc. ("the Company" or "Technologies") is an established manufacturer of electronic sensors, motors, actuators and motion control products used for factory and office automation, medical equipment, military, aviation and space systems. In addition, sales to manufacturers of transportation equipment including automobiles, trucks and off-road equipment have become a significant addition to the Company's business in recent years. The Company's micromachined quartz yaw rate sensors are being used in advanced vehicle stability control systems and a significant increase in the production of those sensors has been in progress since the middle of 1998. The Company also manufactures electronic steering wheel position sensors, seat-memory modules, throttle position and pressure sensors and other devices used in automotive systems. GyroChip is a registered trademark of the Company.

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

OpticNet, Inc. ("OpticNet") was a majority-owned subsidiary of Technologies with its results of operations and balance sheet consolidated with the financial statements of Technologies through the year ended September 30, 2000. A distribution to shareholders of Technologies during the quarter ended December 2000 resulted in Technologies ceasing to be the controlling shareholder in OpticNet as of January 1, 2001. Therefore since January 1, 2001, OpticNet's results of operations and balance sheet are no longer consolidated with the financial statements of Technologies.

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

NOTE 2--INVENTORIES

Inventories are carried principally at the lower of cost (first-in-first-out method), or fair value and do not exceed net realizable value.

                                              March 31,         September 30,
                                                2001                 2000
                                                   (dollars in thousands)
                                            ---------------------------------
Finished products                              $4,105                 $2,052
Work in process                                 6,905                  5,880
Materials                                      21,276                 23,152
                                            ----------              ---------
Net inventories                               $32,286                $31,084
                                            ==========              =========

NOTE 3--EARNINGS PER SHARE



The following table sets forth the  computation of basic and diluted  earnings per common share from operations (as adjusted to reflect the Company's  one-for-one  stock dividend paid on November 21, 2000 to  stockholders of record as of October 30, 2000):


                                                                   Quarter Ended               Six Months Ended
                                                              ------------------------       -----------------------
                                                               March 31,     April 1,         March 31,     April 1,
                                                                 2001         2000              2001          2000
                                                              ------------------------       -----------------------
                                                                     (in thousands except per share amounts)

                          Numerator
Income from operations                                         $3,460       $2,291             $6,752        $3,547
                                                              ========     ========           ========      ========
                          Denominator

Denominator for basic earnings per share --
    Weighted average shares, net of nonvested
    shares (FY 2001 - 512 shares;
    FY 2000 - 456 shares)                                      13,935       14,380             13,900        14,506
Effect of dilutive securities:
   Nonvested shares                                               264          196                272            94
   Employee stock options                                         216          224                220           170
                                                              --------     --------           --------      --------
   Denominator for diluted earnings per share                  14,415       14,800             14,392        14,770
                                                              ========     ========           ========      ========
Basic earnings per share from operations                        $0.25        $0.16              $0.49         $0.24
                                                              ========     ========           ========      ========
Diluted earnings per share from operations                      $0.24        $0.15              $0.47         $0.24
                                                              ========     ========           ========      ========



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

                                                                   Quarter Ended                    Six Months Ended
                                                             -------------------------        ---------------------------
                                                             March 31,         April 1,       March 31,          April 1,
                                                               2001             2000            2001              2000
                                                               ----             ----            ----              ----
Net sales                                                      100%             100%            100%              100%
Cost of sales                                                  72.0             72.0            71.5              72.7
                                                               ----             ----            ----              ----
Gross margin                                                   28.0             28.0            28.5              27.3

Selling, general and administrative expenses                   14.7             16.8            15.0              16.5
Research, development and related expenses                      3.4              4.1             3.6               4.0
                                                               ----             ----            ----              ----
Income from operations                                          9.9              7.1             9.9               6.8

Interest expense                                                1.0              1.2             1.0               1.4
Other income (expense)                                         (0.1)             1.1             0.1               0.6
                                                               ----             ----            ----              ----
Income from operations before
   income taxes                                                 8.8              7.0             9.0               6.0
Provision for income taxes                                      3.6              2.7             3.6               2.4
                                                               ----             ----            ----              ----

Net income                                                      5.2%             4.3%            5.4%              3.6%
                                                               ====             ====            ====              ====

Quarters ended March 31, 2001 and April 1, 2000

Net sales for the second quarter of fiscal 2001 ended March 31, 2001, increased $10.9 million to $65.1 million or 20.1% from $54.2 million during the same period in fiscal 2000.

The sales volume increase was primarily due to commercial sales to domestic and foreign automotive customers partially offset by a decrease in sales to customers in industrial markets. Automotive sensor sales increased by $14.8 million to $39.7 million in the second quarter of fiscal 2001, from $24.9 million in the comparable period of fiscal 2000. Sales of non-automotive commercial products decreased by $4.2 million from the same period of fiscal 2000, while sales under government contracts increased $0.3 million from the same period of fiscal 2000.

Cost of sales as a percentage of net sales in the second quarter of fiscal 2001 remained consistent with the comparable period of fiscal 2000 at 72.0%, due primarily to the impact of increased automotive GyroChip sensor sales, which have a higher cost of sales percentage than the average cost of sales percentage for the Company. Cost of sales as a percentage of net sales for automotive sensors decreased from the same quarter of the prior year due to the impact of higher volumes and improved production efficiencies on automotive GyroChip sensors. Future downward pressure on gross profit margins for the Company could be expected if automotive sensors continue to become a larger proportion of the Company's product mix, provided that there may be additional margin rate variability due to the introduction of new products, changes in product manufacturing processes and volumes and product life cycles.

Selling, general and administrative expenses as a percentage of net sales decreased in the second quarter of fiscal 2001 versus the comparable period of fiscal 2000 due to higher sales volume. Actual selling, general and administrative expenses for the Company increased $0.5 million over the prior fiscal year period to support sales increases and, to a lesser extent, due to recognition of slower customer payments and associated reserves.

Research, development and related expenses as a percentage of net sales for the second quarter of fiscal 2001 decreased from the comparable period of fiscal 2000 due to higher sales volume. Actual spending on research, development and related expenses in the second quarter of fiscal 2001 remained constant when compared with the same period of the prior fiscal year.

Interest expense as a percentage of sales declined primarily due to increased sales. The Company's fixed interest rate debt remains substantially unchanged from the same period of the prior fiscal year.

Six Months ended March 31, 2001 and April 1, 2000

Net sales for the first six months of fiscal 2001 increased $27.4 million to $125.3 million or 28.0% from $97.9 million during the same period in fiscal 2000.

The sales volume increase was primarily due to commercial sales to domestic and foreign automotive customers. Automotive sensor sales increased by $30.2 million to $73.6 million in the first six months of fiscal 2001, from $43.4 million in the comparable period of fiscal 2000. Sales of non-automotive commercial products decreased by $3.9 million from the same period of fiscal 2000, while sales under government contracts increased $1.2 million from the same period of fiscal 2000.

Cost of sales as a percentage of net sales in the first six months of fiscal 2001 decreased 1.2 percentage points to 71.5% from 72.7% in the comparable period of fiscal 2000, due primarily to the impact of higher volumes and improved production efficiencies on the automotive GyroChip sensors. However, since cost of sales for products for automotive customers as a percentage of net sales remains higher than the average for the Company, there could be future downward pressure on gross profit margins if automotive sensors continue to become a larger proportion of the Company's product mix, provided that there may be additional margin rate variability due to the introduction of new products, changes in product manufacturing processes and volumes and product life cycles.

Selling, general and administrative expenses as a percentage of net sales decreased in the first six months of fiscal 2001 versus the comparable period of fiscal 2000 due to higher sales volume. Actual selling, general and administrative expenses for the Company increased $2.6 million over the prior fiscal year period to support sales increases and, to a lesser extent, due to recognition of slower customer payments and associated reserves.

Research, development and related expenses as a percentage of net sales for the first six months of fiscal 2001 decreased slightly from the comparable period of fiscal 2000 due to higher sales volume. Actual spending on research, development and related expenses increased $0.5 million over the prior fiscal year period. The higher research and development spending reflects management's dedication to the development of new products and improvements to existing product families and the inclusion of expenses related to OpticNet in the consolidated financial statements of the first quarter of fiscal 2001. In the quarter ended March 31, 2001 and in future quarters, expenses related to OpticNet's operations will not be included in the Company's results as the Company no longer controlled a majority interest in OpticNet as of January 1, 2001.

Interest expense as a percentage of sales declined primarily due to increased sales. The Company's fixed interest rate debt remains substantially unchanged from the same period of the prior fiscal year.

Liquidity and Capital Resources

During the first six months of fiscal 2001, total cash provided by operations was $3.5 million. Cash provided by operations included net income of $6.8 million, and the positive impact of non-cash charges to income from depreciation and amortization of $3.1 million and $1.6 million, respectively. In addition, positive impacts to cash resources resulted from an increase in accrued liabilities of $1.8 million, a decrease in accounts receivable of $1.6 million and other net impacts of $1.1 million. Offsetting these items were increases to other assets and inventory of $5.1 and $1.2 million, respectively. In addition, negative impacts to cash resources resulted from decreases in accounts payable of $3.8 million, as well as payments of current income taxes of $2.4 million.

Cash used in investing activities consisted of equipment purchases of $4.0 million primarily to expand production capacity, partially offset by a decrease in other assets of $0.2 million.

Cash used in financing activities consisted of dividend payments of $0.8 million, cash purchases of stock at market prices for $0.3 million and retirement of debt of $0.1 million. In addition, the Company distributed a non-cash dividend to its stockholders of $0.3 million in the form of shares of the common stock of OpticNet, Inc.

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

The Company had no material capital commitments at March 31, 2001.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company's Form 10-K for the fiscal year ended September 30, 2000 under the heading corresponding to that set forth above. The Company's exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as a portion of the Company's investments are in short-term debt securities issued by corporations. The Company's investments are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company's short-term investments, the Company believes that it is not subject to any material market risk exposure. The Company does not have any foreign currency or other derivative financial instruments.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Security Holders


         (a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on March 1, 2001. At the Meeting, George
                  S. Brown and Charles Crocker were re-elected to the Company's Board of Directors for a three-year term expiring at the Company's 2004 Annual Meeting.

                  Shares voted:

                                       For                           Withheld
                                       ---                           --------
                  Brown              13,484,559                      251,671
                  Crocker            13,490,989                      245,241


         (b) In addition, the following directors continued in office as directors of the Company following the Meeting: Joseph Girior, Jr., Asad M. Madni and Gary D. Wrench (until the Company's 2002 Annual Meeting); Richard M. Brooks and Dr. William G. Howard, Jr. (until the Company's 2003 Annual Meeting).

                  The other matters presented at the Meeting and the voting of stockholders with respect thereto are as follows:

                  The stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock from 20,000,000 shares to 35,000,000 shares.

                  Shares voted:

                               For             Against            Abstain
                            ----------------------------------------------
                            13,404,667         278,485            53,078


                  The stockholders ratified the Board of Directors' selection of
                  Ernst  &  Young  LLP  as  the  Company's   independent  public
                  accountants for the fiscal year ending September 29, 2001.

                  Shares voted:

                               For             Against            Abstain
                            ----------------------------------------------
                            13,658,635          13,755             63,840

Item 6. Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  27.1 Financial Data Schedule


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2001.



                                         BEI Technologies, Inc.


                                         By: /s/ Robert R. Corr
                                             -----------------------------------
                                             Robert R. Corr
                                             Treasurer, Controller and Secretary
                                             (Chief Accounting Officer)