Form 10-Q
period 2001-06-30
BEI TECHNOLOGIES INC
filed 2001-08-14
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

[ ]  Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 for the transition period from        to         .
                                                         -------   -------


                         Commission file number 0-22799
                             BEI TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


              Delaware                                   94-3274498
      ------------------------              ------------------------------------
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

Common Stock: $.001 Par Value, 14,438,766 shares issued and outstanding as of June 30, 2001.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX



PART 1.     FINANCIAL INFORMATION                                           PAGE

Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets--June 30, 2001 and
               September 30, 2000                                              3

               Condensed Consolidated Statements of Operations--Quarter
               and Nine Months ended June 30, 2001 and July 1, 2000            4

               Condensed Consolidated Statements of Cash Flows-- Quarter
               and Nine Months ended June 30, 2001 and July 1, 2000            5

               Notes to Condensed Consolidated Financial
               Statements--June 30, 2001                                       6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8

Item 3.     Quantitative and Qualitative Disclosure About Market Risk         11

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  12

               (a)    Exhibits

               (b)    Reports on Form 8-K

            SIGNATURES                                                        13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30,   September 30,
                                                       2001          2000
                                                    (Unaudited) (See note below)
                                                          (in thousands)
--------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                            $ 14,809       $ 12,296
Investments                                             7,347          7,252
Trade receivables, net                                 29,070         33,067
Inventories, net                                       30,754         31,084
Other current assets                                   14,211          7,863
                                                     --------       --------
      Total current assets                             96,191         91,562

Property, plant and equipment, net                     36,411         36,010
Acquired technology                                     2,672          3,093
Goodwill                                                1,645          2,085
Other assets, net                                       5,171          5,538
                                                     --------       --------
                                                     $142,090       $138,288
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                               $ 14,670       $ 18,926
Accrued expenses and other liabilities                 22,458         23,442
Deferred compensation liability                         7,347          7,252
Current portion of long-term debt                       7,085            134
                                                     --------       --------
      Total current liabilities                        51,560         49,754

Long-term debt, less current portion                   29,574         36,614
Other liabilities                                       3,053          2,824
Stockholders' equity                                   57,903         49,096
                                                     --------       --------
                                                     $142,090       $138,288
                                                     ========       ========

Note: The balance sheet at September 30, 2000 has been derived from the audited consolidated balance sheet at that date.


See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                               Quarter Ended              Nine Months Ended
                                                     -------------------------   --------------------------
                                                       June 30,      July 1,        June 30,       July 1,
                                                        2001          2000           2001           2000
                                                     -------------------------   --------------------------
                                                            (in thousands except per share amounts)
-----------------------------------------------------------------------------------------------------------
Net sales                                            $ 61,811      $ 60,246        $187,148        $158,191
Cost of sales                                          46,934        42,704         136,518         113,931
                                                     --------      --------        --------        --------
                                                       14,877        17,542          50,630          44,260

Selling, general and administrative expenses            7,878         9,977          26,638          26,147
Research, development and related expenses              1,939         2,178           6,437           6,130
                                                     --------      --------        --------        --------

Income from operations                                  5,060         5,387          17,555          11,983
Interest expense                                          667           655           1,953           2,006
Other income                                              290           178             390             797
                                                     --------      --------        --------        --------
Income from operations before
   income taxes                                         4,683         4,910          15,992          10,774
Provision for income taxes                              1,830         1,917           6,387           4,234
                                                     --------      --------        --------        --------

Net income                                           $  2,853      $  2,993        $  9,605        $  6,540
                                                     ========      ========        ========        ========


                                     Earnings per Common Share

Basic Earnings per Share

Net income per common share *                        $   0.20      $   0.21        $   0.69        $   0.45
                                                     ========      ========        ========        ========


Diluted Earnings per Common and Common
Equivalent Share

Net income per common and common
    equivalent share *                               $   0.20      $   0.21        $   0.66        $   0.44
                                                     ========      ========        ========        ========

Dividends per common share *                         $   0.01      $   0.01        $  0.085        $   0.03
                                                     ========      ========        ========        ========



*Amounts have been adjusted to reflect a one-for-one stock dividend paid November 21, 2000 to stockholders of record as of October 30, 2000.


See notes to condensed consolidated financial statements.


BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              Quarter Ended             Nine Months Ended
                                                        --------------------------  --------------------------
                                                         June 30,        July 1,       June 30,       July 1,
                                                          2001            2000          2001           2000
                                                        --------------------------  --------------------------
                                                                           (in thousands)
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                              $  2,853        $  2,993      $  9,605      $  6,540
Adjustments to reconcile net income to net cash
provided by (used by) operating activities:
     Depreciation and amortization                         2,886           2,193         7,564         6,181
     Other                                                   874           2,693        (7,069)        5,053
                                                        --------        --------      --------      --------
Net cash provided by operating activities:                 6,613           7,879        10,100        17,774

Cash flows from investing activities:

     Purchase of property, plant and equipment            (2,483)         (1,935)       (6,556)       (5,635)
     Disposal of property, plant and equipment                 3              --             3         1,868
     Decrease (increase) in other assets                     (56)           (531)          171           109
                                                        --------        --------      --------      --------
Net cash used by investing activities                     (2,536)         (2,466)       (6,382)       (3,658)

Cash flows from financing activities:

     Proceeds from debt borrowings                            --              72             2         1,142
     Principal payments on debt and other liabilities        (22)             (9)         (138)       (1,030)
     Proceeds from issuance of common stock                  223             153           363           347
     Repurchase of common stock                             (160)         (6,242)         (500)       (7,648)
     Payment of cash dividends                              (144)           (147)         (932)         (445)
                                                        --------        --------      --------      --------
Net cash used by financing activities                       (103)         (6,173)       (1,205)       (7,634)
                                                        --------        --------      --------      --------

Net increase (decrease) in cash and cash equivalents       3,974            (760)        2,513         6,482
Cash and cash equivalents at beginning of period          10,835          10,423        12,296         3,181
                                                        --------        --------      --------      --------
Cash and cash equivalents at end of period              $ 14,809        $  9,663      $ 14,809      $  9,663
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

BEI Technologies, Inc. ("the Company" or "Technologies") is an established manufacturer of electronic sensors, motors, actuators and motion control products used for factory and office automation, medical equipment, military, aviation and space systems. In addition, sales to manufacturers of transportation equipment including automobiles, trucks and off-road equipment have become a significant addition to the Company's business in recent years. The Company's micromachined quartz yaw rate sensors are being used in advanced vehicle stability control systems and a significant increase in the production of those sensors has been in progress since the middle of 1998. The Company also manufactures electronic steering wheel position sensors, seat-memory modules, throttle position and pressure sensors and other devices used in automotive systems. GyroChip and Motionpak are registered trademarks of the Company.

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

OpticNet, Inc. ("OpticNet") was a majority-owned subsidiary of Technologies with its results of operations and balance sheet consolidated with the financial statements of Technologies through the year ended September 30, 2000. A distribution to shareholders of Technologies during the quarter ended December 30, 2000 resulted in Technologies ceasing to be the controlling shareholder in OpticNet as of January 1, 2001. Therefore, since January 1, 2001, OpticNet's results of operations and balance sheet are no longer consolidated with the financial statements of Technologies.

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

NOTE 2--INVENTORIES

Inventories are carried principally at the lower of cost (first-in, first-out method) or fair value and do not exceed net realizable value.

                                         June 30,     September 30,
                                          2001           2000
                                          (dollars in thousands)
                                         -----------------------
Finished products                         $5,293          $2,052
Work in process                            7,170           5,880
Materials                                 18,291          23,152
                                         -------         -------
Net inventories                          $30,754         $31,084
                                         =======         =======




NOTE 3--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share from operations (as adjusted to reflect the Company's one-for-one stock dividend paid on November 21, 2000 to stockholders of record as of October 30, 2000):

                                                       Quarter Ended              Nine Months Ended
                                                  ------------------------   --------------------------
                                                    June 30,      July 1,      June 30,        July 1,
                                                     2001          2000         2001            2000
                                                  ------------------------   --------------------------
                                                         (in thousands except per share amounts)
                         Numerator
Income from operations                              $ 2,853      $ 2,993       $ 9,605         $ 6,540
                                                    =======      =======       =======         =======

                        Denominator

Denominator for basic earnings per share --
    Weighted average shares, net of nonvested
    shares (FY 2001 - 509 shares;                    13,978       14,330        13,879          14,432
    FY 2000 - 546 shares)
Effect of dilutive securities:
   Nonvested shares                                     343           40           340             146
   Employee stock options                               264          208           241             184
                                                    -------      -------       -------         -------
   Denominator for diluted earnings per share        14,585       14,578        14,460          14,762
                                                    =======      =======       =======         =======
Basic earnings per share from operations            $  0.20      $  0.21       $  0.69         $  0.45
                                                    =======      =======       =======         =======
Diluted earnings per share from operations          $  0.20      $  0.21       $  0.66         $  0.44
                                                    =======      =======       =======         =======


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

                                                     Quarter Ended                 Nine Months Ended
                                               -----------------------        -----------------------
                                                June 30,       July 1,         June 30,        July 1,
                                                 2001           2000            2001            2000
                                                 ----           ----            ----            ----
Net sales                                       100.0 %        100.0 %         100.0 %         100.0 %
Cost of sales                                    75.9           70.9            72.9            72.0
                                                -----          -----           -----           -----
Gross margin                                     24.1           29.1            27.1            28.0

Selling, general and administrative expenses     12.7           16.6            14.2            16.5
Research, development and related expenses        3.1            3.6             3.4             3.9
                                                -----          -----           -----           -----
Income from operations                            8.3            8.9             9.5             7.6
Interest expense                                  1.1            1.1             1.0             1.3
Other income                                      0.5            0.3             0.2             0.5
                                                -----          -----           -----           -----
Income from operations before income taxes        7.7            8.1             8.7             6.8
Provision for income taxes                        3.0            3.1             3.4             2.7
                                                -----          -----           -----           -----
Net income                                        4.7 %          5.0 %           5.3 %           4.1 %
                                                =====          =====           =====           =====

Quarters ended June 30, 2001 and July 1, 2000.

Net sales for the third quarter of fiscal 2001, ended June 30, 2001, increased $1.6 million to $ 61.8 million or 2.6% from $60.2 million during the same period in fiscal 2000. However, the recent slowdown in the economy for semiconductor capital equipment, automotive memory seat sensors and factory automation sensors could negatively affect demand for the Company's products in the fourth quarter of 2001 and beyond.

The sales volume increase was primarily due to commercial sales to domestic and foreign automotive customers partially offset by a decrease in sales to customers in industrial markets. Automotive sensor sales increased by $7.5 million to $37.6 million in the third quarter of fiscal 2001, from $30.1 million in the comparable period of fiscal 2000. The Company's sales have historically been to many customers in a variety of markets, however during the third quarter of fiscal 2001 and fiscal 2000, one customer accounted for approximately 53% and 38%, respectively, of the Company's net sales. Sales of non-automotive commercial products decreased by $5.7 million from the same period of fiscal 2000, while sales under government contracts decreased $0.2 million from the same period of fiscal 2000.

Cost of sales as a percentage of net sales in the third quarter of fiscal 2001 increased 5.0 percentage points to 75.9% from 70.9% in the comparable period of fiscal 2000, due primarily to the impact of increased automotive GyroChip sensor sales, which have a higher cost of sales percentage than the average cost of sales percentage for the Company. In addition, the cost of sales percentage increased due to transition costs from the Company's decision to transfer sub-contractor work, which may increase the cost of sales in the fourth quarter of fiscal 2001 as well. Future downward pressure on gross profit margins for the Company could be expected if automotive sensors continue to become a larger proportion of the Company's product mix, provided that there may be additional margin rate variability due to the introduction of new products, changes in product manufacturing processes and volumes and product life cycles.

Selling, general and administrative expenses as a percentage of net sales decreased in the third quarter of fiscal 2001 versus the comparable period of fiscal 2000 due to cost reductions at the level of the Company's operating units and higher sales volume. Actual selling, general and administrative expenses for the Company decreased $2.1 million over the comparable prior fiscal year period.

Research, development and related expenses as a percentage of net sales for the third quarter of fiscal 2001 decreased from the comparable period of fiscal 2000 due to higher sales volume. Actual spending on research, development and related expenses in the third quarter of fiscal 2001 decreased $0.2 million from the same period of the prior fiscal year.

Interest expense as a percentage of sales remained constant when compared with the same period of the prior fiscal year. The Company's fixed interest rate debt remains substantially unchanged from the same period of the prior fiscal year.

Nine Months ended June 30, 2001 and July 1, 2000

Net sales for the first nine months of fiscal 2001 increased $28.9 million to $187.1 million or 18.3% from $158.2 million during the same period in fiscal 2000. However, the recent slowdown in the economy for semiconductor capital equipment, automotive memory seat sensors and factory automation sensors could negatively affect demand for the Company's products in the fourth quarter of 2001 and beyond.

The sales volume increase was primarily due to commercial sales to domestic and foreign automotive customers. Automotive sensor sales increased by $37.6 million to $111.2 million in the first nine months of fiscal 2001, from $73.6 million in the comparable period of fiscal 2000. The Company's sales have historically been to many customers in a variety of markets, however during the first nine months of fiscal 2001 and fiscal 2000, one customer accounted for approximately 51% and 34%, respectively, of the Company's net sales. Sales of non-automotive commercial products decreased by $9.7 million from the same period of fiscal 2000, while sales under government contracts increased $1.0 million from the same period of fiscal 2000.

Cost of sales as a percentage of net sales in the first nine months of fiscal 2001 increased 0.9 percentage points to 72.9% from 72.0% in the comparable period of fiscal 2000, due primarily to transition costs associated with the Company's transfer of sub-contractor work which may also increase the cost of sales in the fourth quarter of fiscal 2001, and the impact of higher volumes on the automotive GyroChip sensors, which have a higher cost of sales percentage than the Company's average cost of sales. Since cost of sales for products for automotive customers as a percentage of net sales remains higher than the average for the Company, there could be future downward pressure on gross profit margins if automotive sensors continue to become a larger proportion of the Company's product mix, provided that there may be additional margin rate variability due to the introduction of new products, changes in product manufacturing processes and volumes and product life cycles.



Selling, general and administrative expenses as a percentage of net sales decreased in the first nine months of fiscal 2001 versus the comparable period of fiscal 2000 due to higher sales volume. Actual selling, general and administrative expenses for the Company increased $0.5 million over the first nine months of the prior fiscal year to support sales increases and, to a lesser extent, due to recognition of slower customer payments and associated reserves.

Research, development and related expenses as a percentage of net sales for the first nine months of fiscal 2001 decreased slightly from the comparable period of fiscal 2000 due to higher sales volume. Actual spending on research, development and related expenses increased $0.3 million over the prior fiscal year period. The higher research and development spending reflects management's dedication to the development of new products and improvements to existing product families and the inclusion of expenses related to OpticNet in the consolidated financial statements of the first quarter of fiscal 2001. Commencing with the Company's second quarter of 2001 ended March 31, 2001, expenses related to OpticNet's operations are not included in the Company's results as the Company no longer controlled a majority interest in OpticNet as of January 1, 2001.

Interest expense as a percentage of sales declined primarily due to increased sales. The Company's fixed interest rate debt remains substantially unchanged from the same period of the prior fiscal year.

Liquidity and Capital Resources

During the first nine months of fiscal 2001, total cash provided by operations was $10.1 million. Cash provided by operations included net income of $9.6 million, and the positive impact of non-cash charges to income from depreciation and amortization of $4.8 million and $2.7 million, respectively. In addition, positive impacts to cash resources resulted from a decrease in accounts receivable of $2.8 million, an increase in the provision for bad debt of $1.2 million and other net impacts of $0.2 million. Offsetting these items was an increase to other assets of $6.3 million and decreases in accounts payable and current income taxes payable of $4.2 and $0.7 million, respectively.

Cash used in investing activities consisted of equipment purchases of $6.6 million primarily to expand production capacity, partially offset by a decrease in other assets of $0.2 million.

Cash used in financing activities consisted of dividend payments of $0.9 million, cash purchases of stock at market prices for $0.5 million and payment of debt of $0.1 million, partially offset by proceeds from stock issuances of $0.3 million. In addition, the Company distributed a non-cash dividend to its stockholders valued at $0.3 million in the form of shares of the common stock of OpticNet.

In February 2001, the Company completed an amendment to its credit agreement with Wells Fargo Bank, originally entered into December 15, 1998, which amendment was effective as of November 30, 2000. The amendment increased the available borrowing on the line of credit from an aggregate of $13 million to $25 million.

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

The Company had no material capital commitments at June 30, 2001.



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

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES


PART II.                OTHER INFORMATION


Item 6.                Exhibits and Reports on Form 8-K

                       (a)      Exhibits

                                Exhibit 10.1 - Development and Supply Agreement,
                                      by and between  Continental Teves AG & Co.
                                      and Systron Donner Inertial Division dated
                                      April 26, 2001 *.

                       (b)      Reports on Form 8-K

                                No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.


*  Confidential treatment has been requested for portions of this exhibit.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2001.




                            BEI Technologies, Inc.


                            By:       /s/ Robert R. Corr
                                     -------------------------------------
                                     Robert R. Corr
                                     V.P., Treasurer, Controller and Secretary
                                     (Chief Accounting Officer)