Form 10-K
period 2001-09-29
BEI TECHNOLOGIES INC
filed 2001-12-20
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 29, 2001 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-22799
                             BEI TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      94-3274498
------------------------------              ------------------------------------
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

           Securities registers pursuant to Section 12(b) of the Act:
                                      None
                                      ----
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 26, 2001 was $192,963,766 (A). As of November 26, 2001, 14,326,697 shares of Registrant's Common Stock were outstanding.

(A) Based upon the closing sale price of the Common Stock on November 26, 2001 as reported on the NASDAQ National Market System. Excludes 3,015,808 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on November 26, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's  Proxy  Statement  with  respect  to its  2002  Annual  Meeting  of
Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this report.

                                                         TABLE OF CONTENTS
                                                                                                               Page
PART I

         Item 1.           Business.......................................................................        3

         Item 2.           Properties.....................................................................       17

         Item 3.           Legal Proceedings..............................................................       18

         Item 4.           Submission of Matters to a Vote of Security Holders............................       18

PART II

         Item 5.           Market for Registrant's Common Equity and
                           Related Stockholder Matters....................................................       18

         Item 6.           Selected Financial Data........................................................       19

         Item 7.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..................................       20

         Item 7a.          Quantitative and Qualitative Disclosures About Market Risk.....................       23

         Item 8.           Financial Statements and Supplementary Data....................................       24

         Item 9.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure.........................................       41

PART III

         Item 10.          Directors and Executive Officers
                           of the Registrant..............................................................       41

         Item 11.          Executive Compensation.........................................................       41

         Item 12.          Security Ownership of Certain Beneficial
                           Owners and Management..........................................................       41

         Item 13.          Certain Relationships and Related Transactions.................................       41

PART IV

         Item 14.          Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K........................................................       41

Signatures                 ...............................................................................       45

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

PART I

ITEM 1.  BUSINESS

Introduction

     BEI Technologies ("Technologies" or the "Company") was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares in Technologies to all the stockholders of BEI Electronics, Inc., (since renamed BEI Medical Systems Company, Inc., ("Medical Systems") on September 24, 1997 (the "Distribution"). The principal business and continuing operations of Technologies are conducted within one business segment and are carried out by operations which design, manufacture and sell electronic devices that provide vital sensory input for the control systems of advanced machinery and automation systems. The sensors, most of which are concerned with physical motion, provide information that is essential to logical, safe and efficient operation of sophisticated machinery.

      At the close of business on October 30, 2000, Technologies declared a distribution to its stockholders of approximately 42% of the outstanding securities of OpticNet, Inc. ("OpticNet"), a formerly majority-owned subsidiary of Technologies. In the distribution, each holder of record of Technologies common stock as of the close of business on October 30, 2000 received one share of OpticNet common stock for every two shares of Technologies common stock held, and cash in lieu of any fractional share of OpticNet common stock. The OpticNet common stock dividend valued at $0.04 per share of Technologies common stock resulted in a tax basis of $0.08 per OpticNet share. The total dividend was approximately $300,000, based on an appraisal of OpticNet. OpticNet's business is focused on developing fiber optic components and subsystems, such as optical switches, used in telecommunication systems. No securities of OpticNet are registered under the Securities Exchange Act of 1934. OpticNet is pursuing funding options to expand future operations.

          In the quarter ending December 30, 2000, Technologies' effective ownership in OpticNet was reduced to 24%. OpticNet's net loss for the three month period from October 1, 2000 through December 30, 2000 of $176,000 is included in the consolidated results of Technologies. Beginning December 31, 2000, the Company accounted for its investment in OpticNet under the equity method and, as of September 29, 2001, reduced its initial $1.0 million investment in OpticNet by $160,000, reflecting the Company's share of OpticNet losses for the nine months from December 31, 2000 to September 29, 2001. In addition, Technologies had a note receivable totaling $1.1 million from OpticNet as of September 29, 2001.

     The Board of Directors of Technologies also declared a one-for-one stock dividend to its stockholders, effective October 30, 2000. Immediately following the effectiveness of the distribution of the OpticNet shares, stockholders of record as of the close of business on October 30, 2000, received one additional share of the common stock of Technologies for each share held as of such date, and cash in lieu of any fractional share of Technologies common stock. The stock dividend was paid November 21, 2000.

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

     A key feature of the Company's strategy is to be recognized worldwide as the most capable source for the sensor categories it has selected. The Company's traditional emphasis has been on producing highly engineered sensing components and assemblies. The Company believes it differentiates itself by offering (a) superior technology to solve a customer problem (including innovative proprietary technology); (b) quality service; and (c) engineering expertise in recommending and prescribing technical solutions for its customers' applications. The Company's products are not sold as commodities. Its strategy is to provide technical solutions and customer service that, together with the products themselves, create value and give the customer confidence that the product has been expertly prescribed and applied.

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

     (2) During normal operation, an elevator system needs to know exactly where each car is. (Is the car between floors or not? Are the doors open or closed?) In both the foregoing examples, the Company's encoders could measure speed, exact location or door position.

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

     (5) Advanced control systems in tractors, trucks, automobiles and construction equipment need to know position data in order to control implements on tractors and adjust engine speed and other automated functions. The Company's potentiometers provide the necessary data for steering, throttle and seat position as well as for positioning tools on industrial or off-road equipment.

     (6) Semiconductor production equipment requires extremely fast yet accurate control of start-move-stop action on x-y-z positioners and tools. The Company's magnetic actuators provide the energizing force for such tasks and, by incorporating a linear encoder, can measure travel and location.

     (7) Various medical systems require compact, high reliability, air flow and pressure regulation. The Company provides motors for blower assemblies and/or magnetic actuators for fast acting pressure regulating valves.

Customers and Markets

     The foregoing examples illustrate a few of the thousands of machine control situations for which the products of the Company are used. Customers who buy the Company's products are makers and users of many different kinds of machinery and systems used in diverse markets and industries. Important market categories include factory automation, process control, transportation (including cars, trucks, mass transit, construction and farm equipment), health care and scientific equipment, and military, aviation, space and telecommunications applications.

     The Company considers its large number of customers and the vast scope of existing and potential applications for its products to be a source of the Company's existing business strength and an opportunity for continued long-term growth.

     The Company's brands have been well established in North America for many years and were distributed during the past fiscal year through Technologies' direct sales force to more than 8,700 different commercial customers, principally in the United States. These customers include both end users and original equipment manufacturers. The Company ships 92% of sales to commercial customers, with approximately 63% to the automotive market and 37% to other industrial markets. The value of individual orders from industrial customers is typically less than $100,000.

     Sales from continuing operations to the U.S. Government (or prime contractors who manage government funded projects) represented approximately 8% of the Company's net sales in fiscal 2001, 9% in fiscal 2000 and 12% in fiscal 1999. One customer, Continental Teves AG & Co. ("Continental Teves"), accounted for approximately 49%, 37% and 20% of net sales in fiscal year 2001, 2000 and 1999, respectively. In fiscal 2001, approximately 56% of the Company's sales occurred in foreign markets with approximately 3% sold in foreign currency.

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

   Traditional Sensors and Complementary Products

     Optical Shaft Encoders. Optical shaft encoders translate the motion of rotating shafts directly into digitally coded electronic signals. These digitally coded signals facilitate interpretation of the sensed motion by microcomputer processors that are used to control the operation of machinery and equipment. The Company offers a wide array of optical shaft encoders to serve a variety of applications. The most common applications are for factory automation, office automation and transportation equipment, but specialized versions are also used for military and space hardware. Value-added assemblies that employ optical shaft encoders include servo motors and servo drive electronic control systems.

     Position Sensors. Similar in basic function to encoders, position sensors are potentiometric devices that measure motion by analog (not digital) changes in electrical potential. These changes may sometimes be subsequently translated into digital code. Position sensors are used as economical motion sensing devices for throttle, steering, suspension, and seat and mirror position controls in automobiles and in some heavy equipment, such as earth movers, construction equipment and farm machinery. They are also used to measure position in such applications as actuators on molding presses, saw mills and numerous other types of industrial equipment and in oil well logging calipers. Combining the Company's position sensor technology with its proprietary optical shaft encoder technology has resulted in a highly engineered steering wheel position sensor used for intelligent stability control systems for automobiles and steer-by-wire off-road transportation programs.

     Magnetic Actuators. Magnetic actuators are used in place of cams or motors to achieve precise control of short stroke linear or limited rotary motion. Actuators using very high-energy magnets are also produced for specialized applications requiring intense force, torque or acceleration relative to the size of the device.

     Brushless  DC  Motors.  Brushless  DC  Motors  give  high  performance  and efficiency in compact, lightweight packages and ease of interface with microprocessors. These motors, which feature high-energy magnets, are characterized by long life and low acoustic and electrical noise. They are well suited to high speed, high reliability applications, such as in respiration therapy equipment where there is a long life requirement, the risk of dust from a brush motor could be troublesome or where electrical noise could disrupt computers or computer-controlled equipment.

     Accelerometers. Accelerometers and rate sensors using traditional mechanical technology (e.g., a moving mass suspended by a pivot and jewel mechanism) rely on the movement of complex machined metallic parts to measure motion.

    Micromachined Sensors

     Rate Sensors and Accelerometers. These products provide precise and reliable measurement of minute linear and angular motion for control, guidance and instrumentation. In general, these devices operate without need for direct linkage to the driving mechanisms. Such measurements are required for heading and attitude reference instruments and flight control needs in aircraft and missiles, stabilization of satellites, stabilization control of antennae on aircraft, ships and other moving platforms, navigation of oil well drill bit assemblies, and for intelligent vehicle stability systems in the automotive
industry.   Technologies  produces
miniature, solid state rate sensors and accelerometers based on innovative and proprietary chemical micro-machining of a single element from crystalline quartz using photolithographic methods similar to those used in the manufacture of silicon semiconductor chips. The advantages of quartz rate sensors and accelerometers over traditional mechanical units are increased reliability, reduced size, and lower production and life cycle costs.

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

     Pressure Sensors. Pressure sensors measure absolute, gage or differential pressure from vacuum to 10,000 psi. Various sensing technologies are used including silicon micromachined systems used for commercial and industrial markets. The Company provides standard products as well as application specific solutions to pressure measurement requirements.

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

     Servo Systems. Servo Systems are closed-loop electronic systems that control the position and/or velocity of rotating shafts, linear assemblies or other moving parts by noting a desired rate of movement and position (usually input from computers or control panels), monitoring the actual position and rate of movement (using an appropriate encoder or other sensor) and constantly providing feedback that indicates whether further action is required to achieve or maintain the desired performance.

     Trackballs. BEI trackballs have flexible and rugged designs that allow them to be an integral part of a keyboard as well as stand-alone cursor positioners. They are used in ultra-sound scanning machines, factory automation and defense applications. The flexibility is provided by the interface electronics design that accommodates various standard and customized interfaces and rugged performance is provided by a proprietary ball sealing technique that allows operation in harsh environments.

Backlog

     Backlog figures for the Company at September 29, 2001 and at September 30, 2000, were $76,272,000 and $83,269,000, respectively.

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

     Backlog figures for the Company include aggregate contract revenues remaining to be earned by the Company, principally over the next twelve months, for scheduled deliveries under existing contracts. Some contracts undertaken by Technologies extend beyond one year. Accordingly, portions of certain contracts are carried forward from one year to the next as part of backlog. All orders considered backlog for the Company as of September 29, 2001 are scheduled for shipment during fiscal 2002. There can be no assurance that all existing contract backlog will eventually result in revenue and, accordingly, the amount of backlog at any date is not necessarily a reliable indicator of future revenue or profitability trends.

Competition

     Competitors for various products offered by the Company are found among certain divisions or product lines of large, diversified companies such as Bosch, Danaher Corp., Litton, Panasonic, Rockwell International and Sumitomo. There are smaller or product-specific companies, some of whose products compete with those of the Company, including CTS Corp., Heidenhain, Kulite Semiconductor, Servo Magnetics Corp., Bourns, Inc., Kavlico Corp., BI Technologies Corp. and Druck Holdings, P.L.C.

     In its principal markets, the Company believes that competition is based primarily on design, performance, reliability, price, delivery, service and support. The Company believes that it competes favorably with respect to these factors.

Manufacturing

     The Company's manufacturing operations provide a mix of standard products and custom products designed to meet the specialized requirements of a particular customer. The Company's products, whether standard or custom, are normally manufactured in response to customers' orders and are in general not held as finished goods. Most are assembled from parts or subassemblies that are proprietary to the Company. The Company relies on various sources for its raw material components. See "Business--Risk Factors--Dependence Upon Key Suppliers."

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

     The Company's production of automotive yaw sensors required scaling-up its production to the quantities demanded by the automobile market. The Company is continuing to refine production engineering measures to support the fabrication, assembly, and testing of new sensors in the appropriate quantities. There can be no assurance that the Company will be able to produce the required quantities on time or in sufficient amounts to satisfy demand. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Risk Factors--Manufacturing Experience Risk; Scale-Up Risk; Product Recall Risk."

Research and Development

     The Company's research and development focus has included improving performance and yield of existing products, with special emphasis on the quartz sensors used in high accuracy IMU's and high volume yaw rate sensors for the automotive industry. Substantial effort has also been devoted to the development of efficient manufacturing methods necessary for competitive pricing of the Company's products while maintaining the required quality for the automotive market. The Company has begun transition to the next generation quartz fork sensor. Value engineering reduced the size and thickness of this next generation fork enabling faster etch time and nearly doubling the forks per wafer from prior generation 16 forks per wafer to current configuration 30 forks per wafer. Several patent applications for this configuration were filed and issued.

     During the 2001 fiscal year, the Company continued development and commercialization of a new non-contacting angular position sensor referred to as NCAPS. The development was driven by the Company's perception of market demand for a technology usable in high volume applications (e.g., steering sensors, medium resolution absolute angular position measurement sensors), that would overcome the limitations of contacting sensors as well as the limitations of currently available non-contacting sensors. The design and architecture of the NCAPS (essentially a digitally processed proprietary transceiver sensor unit), when combined with the Company's existing manufacturing expertise, may lend itself to high volume production. The Company believes applications for this technology may cover a wide spectrum within the automotive and industrial market sectors. The Company also developed and introduced a dual output hall effect
angular   position   sensor  for  use  in  heavy  duty  off  road  and  military applications.

     Also enhancing our core position sensing technology, the Company introduced the Linear Gap Displacement Transducer (LGDT) for short stroke, high precision applications. This reflective fiber optic technology offers measurement resolution as low as 100 nanometers.

     Management of the Company believes that its future success will depend in part on its ability to continue to enhance its existing products, and to develop and introduce new products that maintain technological leadership, meet a wider range of customer needs and achieve market acceptance. Accordingly, the
Company's internally funded research, development and related engineering expenditures were approximately $8.8 million, $8.9 million and $6.6 million in fiscal 2001, 2000 and 1999, respectively. In addition, customer-funded research and development expenditures charged to cost of sales were $0.2 million, $0.6 million and $0.4 million, respectively, for the same periods. Development of the Company's portfolio of rate sensors, including the NCAPS, comprised most of the prior years' customer-funded research and development expenditures. As these sensors have moved from the development stage to production, there has been a corresponding decrease in customer-funded research and development expenditures.

Employees

     As of September 29, 2001, the business units comprising Technologies had 1,118 employees, including 142 in research, development and engineering, 195 in administration, 56 in marketing and sales, and 725 in operations. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. The Company's employees are not covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

Intellectual Property

     The Company relies primarily upon trade secrets and know-how to develop and maintain its competitive position. In addition, the Company and its subsidiaries have been issued 88 U.S. patents and 69 foreign patents with expiration dates ranging from March 2002 to October 2018. Because many of these patents relate to technology that is important to certain of the Company's products, the Company considers these patents to be significant to its business.

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

Facility Security Clearance

     The Company has several facility security clearances from the U.S. Government. A portion of the Company's net sales in fiscal 2001, 2000 and 1999 was derived from work for which this clearance was required. Continuation of this clearance requires that the Company remain free from foreign ownership, control or influence (FOCI). In addition, the Company is required to comply with the regulations promulgated by the Defense Investigative Service (DIS), which relate, in large part, to the Company's control of classified documents and other information. Management does not believe that there is presently any substantial risk of FOCI or DIS noncompliance that would cause any of its security clearances to be revoked.

Regulation of Foreign Sales

     Certain of Technologies' exports are subject to restrictions contained in the U.S. Department of State's International Traffic in Arms Regulations and require export licenses in order to be sold abroad. Non-defense related foreign sales are generally governed by the Bureau of Export Administration of the U.S. Commerce Department, which also frequently requires export licenses. The Company's net sales to foreign customers constituted approximately 56%, 45% and 28% of revenues for fiscal 2001, 2000 and 1999, respectively. To date, the Company has not experienced any significant difficulties in obtaining the requisite licenses. In addition, the Company is subject to the Foreign Corrupt Practices Act, which prohibits payments or offers of payments to foreign officials for the purpose of influencing an act or decision by a foreign government, politician or political party in order to assist in obtaining, retaining or directing business to any person.

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

Manufacturing Experience Risk; Scale-Up Risk; Product Recall Risk

     Technologies is continuing the process of adding production capacity for its automotive yaw rate sensors to respond to the expected future demand for quantities required by the automobile market. The Company has relatively recent experience in large-scale manufacturing. The Company manufactured approximately
1.83 million units of its automotive quartz rate sensor in the Concord, California facility, which supplied sensors to less than 10% of automobiles sold in the North American and European markets in fiscal 2001. In prior years, the Company encountered difficulties in scaling up production of the GyroChip sensors, including problems involving production yields, component supplies and shortages of qualified personnel. A failure by the Company to manufacture and deliver products in a timely fashion could harm the Company's reputation and cause the loss of potential future sales and the Company could be forced to pay penalties to customers in the event of contract breach for delivery failures. These types of manufacturing delays can occur for various reasons, including a lack of manufacturing capacity, the failure of a supplier to provide components in a timely fashion or with acceptable quality, or an inability by the Company to attract and retain qualified manufacturing personnel. There can be no assurance that future manufacturing difficulties or product recalls, either of which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

Manufacturing Processes and Equipment

      The Company manufactures certain products such as quartz rate sensors, potentiometers and some shaft encoders using extremely complex proprietary
processes  and  equipment.   The   fabrication   of  these   products   requires
manufacturing efforts to occur in a highly controlled and ultra-clean environment, and accordingly these products are extremely sensitive to changes in manufacturing conditions. The Company is largely dependent on its Concord, California facility to meet the volume of manufacturing required by the automotive market. In the event of a production disruption, the possibility exists that equipment could be irrevocably damaged or that process disciplines and controls could be temporarily or permanently lost, which would cause the Company to experience problems achieving acceptable manufacturing yields. Such a disruption of production could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence Upon Key Suppliers

     Although the majority of the components used in Company products are available from multiple sources, several components are built or provided to the Company's specifications. Such components include quartz, supplied by Sawyer Research Products, Inc.; housings, supplied by Tomco Plastics, Inc.; gold pellets, supplied by Vacuum Engineering & Material Co., Inc.; PWB/ case assemblies, supplied by Kimball Electronics Group; injection molding, supplied by L. W. Reinhold, Inc.; substrates, supplied by Aurora Circuits, LLC; two types of ASIC's, supplied by National Semiconductor Corporation and Flextronics Semiconductor, Inc.; and two types of LED's, supplied by Optek Technology, Inc. and Opto Diode Corp. The Company currently relies on single suppliers for these components. Any increase in the cost of the components used in the Company's products could make the Company's products less competitive and lower the Company's gross margin. Additionally, the Company's single source suppliers could enter into exclusive agreements with or be acquired by one of the Company's competitors, increase their prices, refuse to sell their products to the Company, discontinue products or go out of business. To the extent alternative suppliers are available to the Company, identifying them and entering into arrangements with them is difficult and time consuming, and they may not meet quality standards of the Company. Additionally, consolidations among the

Company's suppliers could result in other sole source suppliers. There can be no assurance that there will not be a significant disruption in the supply of such components in the future, or in the event of such disruption, that the Company will be able to locate alternative suppliers of the components with the same quality at an acceptable price. An interruption in the supply of components used in the manufacture of the Company's products, particularly as the Company scales up its manufacturing activities in support of commercial sales, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Customers

     Approximately 49% of the net sales of the Company in fiscal 2001 were to Continental Teves for the automotive quartz rate sensor product used in automobile stability control systems. Continental Teves integrates the Company's sensor product into independently developed products and markets the integrated systems to various customers in the automobile industry. This concentration of sales is expected to expand in fiscal 2003 and beyond. In fiscal year 2002, the Company is transitioning to its next generation automotive quartz yaw rate sensor product, a multi-sensor cluster configuration. The Company expects to continue to increase production of the GyroChip sensors (see "Business--Risk Factors--Manufacturing Experience Risk; Scale-Up Risk; Product Recall Risk") to meet the requirements of its contracts with Continental Teves in FY 2003 and beyond. In addition, the Company is in discussion with Continental Teves and other automotive customers that could lead to extensions of existing contracts and to new contracts. There can be no assurance that the Company will be able to retain or extend its contracts with Continental Teves or other automotive customers, or obtain new contracts on favorable terms, or that the product will continue to achieve continuing growth beyond the end of the current contracts, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Contracting with the U.S. Government

     Approximately 8%, 9% and 12% of the net sales of Technologies in fiscal 2001, 2000 and 1999, respectively, were derived from contracts with the U.S. Government or under subcontract to other prime contractors to the U.S. Government. Because a significant portion of Technologies' business is derived from contracts with the Department of Defense or other agencies of the U.S. Government, the Company's business is sensitive to changes in U.S. Government spending policies that can have significant variations from year to year. At various times, the Company's results have been adversely affected by contract cutbacks and there can be no assurance that the Company's results of operations will not in the future be materially and adversely affected by changes in U.S. Government procurement policies or reductions in U.S. Government expenditures for products furnished by the Company.

     Under applicable regulations, various audit agencies of the U.S. Government conduct regular audits of contractors' compliance with a variety of U.S. Government regulations. The U.S. Government also has the right to review retroactively the cost records under most U.S. Government contracts. Contract prices may be adjusted in the event the U.S. Government determines that the Company submits incomplete, inaccurate or obsolete cost or pricing data. Government contracts and subcontracts generally provide for either a fixed price, negotiated fixed price or cost-plus-fixed-fee basis for remuneration. The majority of the contracts with the U.S. Government are competitive fixed price or negotiated fixed price contracts, although cost-plus-fixed-fee contracts provided approximately 2.0% of the Company's net sales in fiscal 2001. For fixed price contracts, the Company bears the risk of cost overruns and derives the benefits from cost savings. As a result, greater risks are involved under fixed price contracts than under cost-plus contracts because failure to anticipate technical problems, estimate costs accurately or control costs during contract performance may reduce or eliminate the contemplated profit or may result in a loss.

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

International Sales

      Sales to customers located outside the United States accounted for approximately 56%, 45% and 28% of the Company's net sales in fiscal 2001, 2000 and 1999, respectively. Most of these sales were to Continental Teves, located in Germany. The Company expects that international sales will continue to represent a significant portion of the Company's product revenues and that the Company will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and complying with a wide variety of foreign laws. Although the Company has not previously experienced significant difficulties under foreign law in exporting its products, there can be no assurance that the Company will not experience such difficulties in the future. In addition, because the Company primarily invoices its foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for the Company's products by causing its prices to be out of line with products priced in the local currency. Such difficulties could have a material adverse effect on the Company's international sales and a resulting material adverse effect on the Company's business, operating results and financial condition.

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

Voting Control by Officers, Directors and Affiliates

      At September 29, 2001 the Company's officers and directors and their affiliates beneficially owned approximately 24% of the outstanding shares of the Company's Common Stock. Accordingly, together they had the ability to significantly influence the election of the Company's directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

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

Economic Downturn

     We are currently in the midst of a general economic downturn. We cannot predict how long or severe this downturn will be or whether any actions taken or proposed by the government will be effective to bolster the economy. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for an extended period or becomes more severe, our business will suffer and we may experience declines in sales and resulting losses, as our customers attempt to limit their spending. Specifically, a continued economic downturn may result in diminished factory utilization and consumer demand in the aviation, aerospace and factory automation markets, as well as lower automobile sales, resulting in lower demand for our products purchased by these industries. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and impede our ability to expand our business.

     In addition, this economic downturn has been exacerbated by the recent terrorist attacks in New York and Washington, D.C., which caused disruption to commercial activities in the United States and internationally. The long-term impact of the terrorist attacks on the economy as a whole, the automotive industry, government related sales, and other industries to which we sell is not known at this time. Any future terrorist attacks or future outbreaks or escalation of hostilities arising out of any attacks, or concerns that attacks or hostilities may occur, could adversely affect the United States economy in general, including the capital markets, which in turn could adversely impact the worldwide economy and prolong or intensify the current downturn.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company and their ages as of December 1, 2001 are as follows:

                    Name                          Age                             Position
                    ----                          ---                             --------
     Charles Crocker........................       62     Chief Executive Officer and Chairman of the Board of Directors
     Dr. Asad Madni ........................       54     President, Chief Operating Officer and Director
     John LaBoskey..........................       48     Senior Vice President and Chief Financial Officer
     Robert R. Corr.........................       55     Vice President, Secretary, Treasurer and Controller
     Gerald D. Brasuell.....................       53     Vice President and General Manager, BEI Systron Donner
     David Pike.............................       48     Senior Vice President Divisional Administration and Human Resources
     Richard M. Brooks(1)(2)................       73     Director
     George S. Brown(2).....................       80     Director
     C. Joseph Giroir, Jr.(1)(2)............       62     Director
     Dr. William G. Howard, Jr.(1)..........       60     Director
     Gary D. Wrench ........................       68     Director

--------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

Directors

     Mr. Brooks began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Medical Systems in September 1997. From 1987 until his resignation as a result of the Distribution, he served as a director of Medical Systems. He is currently an independent financial consultant, and also serves as a director of Longs Drug Store Corporation, Granite Construction, Inc. and the Western Farm Credit Bank, a private company. Mr. Brooks holds a B.S. from Yale University and an M.B.A. from the University of California, Berkeley.

     Mr. Brown began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Medical Systems in September 1997. He served as a director of Medical Systems from October 1974 until his resignation as a result of the Distribution. Mr. Brown served as President and Chief Executive Officer of Medical Systems from October 1974 until July 1990. Mr. Brown served from 1971 until 1974 as Executive Vice President and General Manager of Baldwin Electronics, Inc., a subsidiary of D.H. Baldwin Company and the predecessor of Medical Systems. Mr. Brown holds a B.S.E.E. from the University of Oklahoma.

     Mr. Crocker began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Medical Systems in September 1997. He was a founder of Medical Systems and has served as Chairman of the Board of Directors of Medical Systems since October 1974 and Chairman of the Board of Directors of Technologies since October 1997. Mr. Crocker assumed the positions of President (in which position he served until May 2000) and Chief Executive Officer of Technologies, effective October 1, 1997, after resigning as President and CEO of Medical Systems as a result of the Distribution. Mr. Crocker served as President of Crocker Capital Corporation, a Small Business Investment Company, from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of Fiduciary Trust International, Pope & Talbot, Inc. and Teledyne Technologies, Inc. Mr. Crocker also serves as director of OpticNet, Inc., a minority owned subsidiary of the Company. Mr. Crocker holds a B.S. from Stanford University and an M.B.A. from the University of California, Berkeley.

     Mr. Giroir began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Medical Systems in September 1997. He was a director of Medical Systems from 1978 until his resignation as a result of the Distribution. He served as the Secretary of Medical Systems from 1974 to early 1995. Mr. Giroir is the sole member of Giroir,

PLLC. He is also President of Arkansas International Development Corporation II, LLC and Chairman of the Board of Directors for Clinical Study Centers, LLC. Mr. Giroir holds a B.A. and an L.L.B. from the University of Arkansas and an L.L.M. from Georgetown University.

     Dr. Howard began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Medical Systems in September 1997. He was a director of Medical Systems from December 1992 until his resignation as a result of the Distribution. He is currently an independent consulting engineer in microelectronics and technology-based business planning. From 1987 to 1990, Dr. Howard served as Senior Fellow of the National Academy of Engineering and, prior to that time, held various technical and management positions with Motorola, Inc., most recently as Senior Vice President and Director of Research and Development. He currently serves as director of RAMTRON International Corp., Credence Systems, Inc., Thunderbird Technologies, Inc., and Xilinx, Inc. Dr. Howard holds a B.S.E.E. and an M.S. from Cornell University and a Ph.D. in electrical engineering and computer sciences from the University of California, Berkeley.

     Dr. Madni was appointed President and Chief Operating Officer of the Company in May 2000. He began serving as a Director and as a Vice President of the Company in June 1997 prior to the Distribution and resulting spin-off of the Company from Medical Systems in September 1997. Dr. Madni was appointed
President of BEI Sensors & Systems Company, Inc. in October 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors & Controls Group, of which Dr. Madni had been President since October 1992. Prior to joining Medical Systems in 1992, he served over 17 years in various senior level technical and executive positions with Systron Donner Corporation, a manufacturer of avionics and aerospace sensors and subsystems. He was most recently Chairman, President and CEO of Systron Donner Corporation, a subsidiary of Thorn/EMI. Dr. Madni's degrees include a B.S and M.S. in Engineering from the University of California, Los Angeles, and a Ph.D. in Engineering from California Coast University. He is also a graduate of the Engineering Management Program from the California Institute of Technology, the AEA/Stanford Executive Institute from Stanford University, and the Program for Senior Executives from the Massachusetts Institute of Technology, Sloan School of Management. He is a Chartered Engineer and Fellow of the Institute of Electrical and Electronics Engineers, the Institution of Electrical Engineers, the Institute for the Advancement of Engineering, the New York Academy of Sciences, and the International Biographical Association.

     Mr. Wrench began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Medical Systems in September 1997. He was Senior Vice President and Chief Financial Officer of Medical Systems from July 1993 until his resignation as a result of the Distribution, and held these same positions with Technologies until his retirement in May 2000. He was named a Director of Medical Systems in February 1986, and continues to serve as a director of Medical Systems. He also serves as a director of OpticNet, Inc., a minority owned subsidiary of the company, and has served as Chief Financial Officer of that company since May 2000. From April 1985 to July 1993, he served as Vice President of Medical Systems and President and Chief Executive Officer of BEI Motion Systems Company, Inc., then a wholly owned subsidiary of Medical Systems that is now a part of the Company. Other experience includes twenty years with Hughes Aircraft Company. Mr. Wrench holds a B.A. from Pomona College and an M.B.A. from the University of California, Los Angeles.

Staggered Board of Directors

     The Company has a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class II directors to expire at the 2002 annual meeting of stockholders, the term of office of the Class III directors to expire at the 2003 annual meeting of stockholders and the term of office of the Class I directors to expire at the 2004 annual meeting of stockholders. Class II consists of Mr. Giroir, Dr. Madni and Mr. Wrench; Class III consists of Mr. Brooks and Dr. Howard; and Class I consists of Mr. Brown and Mr. Crocker. Directors elected to succeed those directors whose terms expire will be elected to a three-year term of office. All directors hold office until the next annual meetings of stockholders at which their terms expire and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships between any of the officers and directors.

Executive Officers

     In addition to Mr. Crocker and Dr. Madni, whose positions with Technologies, experience and educational background are described under Directors above, the following persons are also Executive Officers of
Technologies:

     Mr. Brasuell is Vice President and General Manager of the Systron Donner Inertial Division of Technologies. Mr. Brasuell has served in this position since October 1995. From 1985 until 1995 Mr. Brasuell held executive staff level positions at Systron

Donner Inertial Division in Program Management and Contracts, Advanced Product Development and Manufacturing. Between 1976 and 1986 Mr. Brasuell held various technical and management positions at Systron Donner Inertial Division.

     Mr. Corr was named a Vice President of Technologies in March 2000. He has served as Treasurer, Controller and Secretary of Technologies since September 1997 and held these same positions with Medical Systems prior to the Distribution in September 1997. Mr. Corr resigned from his positions with Medical Systems immediately prior to the Distribution. Mr. Corr served as Secretary of Medical Systems in February 1995 and served as Controller from November 1989 and as Treasurer from November 1987 until his resignation immediately prior to the Distribution. From 1978 to 1987, he was employed by AMPEX Corporation, an electronics and magnetic media company, in various financial positions. From 1975 to 1978, he was an auditor with Arthur Andersen LLP. Mr. Corr received a B.B.A. from Loyola University and is a Certified Public Accountant in the State of California.

     Mr. LaBoskey began serving as Senior Vice President and Chief Financial Officer of the Company, in May 2000. He was appointed Vice President and Chief Financial Officer of BEI Sensors & Systems Company Inc., in October 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors & Controls Group, of which Mr. LaBoskey had served as Vice President and Controller since 1992. Prior to joining Technologies in 1992, he served for 7 years as Controller for Systron Donner Corporation, Microwave Division, a manufacturer of avionics and aerospace sensors and subsystems. He was most recently Director of Finance for Systron Donner Corporation, a subsidiary of Thorn/EMI. Mr. LaBoskey's degrees include a Bachelor of Arts from the University of California, Irvine, and a Masters in Business Administration from the University of Colorado. He is also a graduate of the Executive Program from the University of California, Los Angeles, Anderson School of Management. He is a Certified Management Accountant (CMA) through the Institute of Management Accountants (IMA), and Certified in Production and Inventory Management (CPIM) through the American Production and Inventory Control Society (APICS).

     Mr. Pike serves as Senior Vice President of Divisional Administration and Human Resources for Technologies. Mr. Pike joined Technologies in 1983, and prior to his present position served in various operational, administrative and financial positions with BEI Sensors & Systems Company, a subsidiary of Technologies. Prior to joining Technologies, he was employed by Coastal Oil & Gas and AFCO Metals in their respective financial departments. He received a B.A. from Ouachita Baptist University in 1973 and his CPA in 1979 from the State of Arkansas.

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

Goleta, California            Owns    approximately     25,000    square    foot
                              manufacturing,   engineering  and   administrative
                              facility.

Campbell, California          Leases    approximately    5,000    square    foot
                              manufacturing, administrative and research and development facility.

Hayward, California           Leases approximately 2,330 square foot engineering
                              facility and leases  approximately  15,000  square
                              foot   manufacturing,   research  and  development
                              facility.

Strasbourg, France            Leases and subleases  approximately  20,000 square
                              foot manufacturing, engineering and administrative facility.

ITEM 3.  LEGAL PROCEEDINGS

The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions, individually or in the aggregate, will have a material impact on the Company's business, financial condition or operating results.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock commenced regular way trading on the NASDAQ National Market System under the symbol "BEIQ" on October 8, 1997. Set forth below are the high and low closing sale prices on the National Market System for the periods indicated, adjusted for the one-for-one stock dividend paid November 21, 2000 to shareholders of record as of October 30, 2000. Such quotations do not reflect retail mark-ups, markdowns or commissions.

  2001 Fiscal Year                                               Cash Dividend
  (ended 9/29/01)             High               Low                Declared
--------------------------------------------------------------------------------
  Fourth Quarter             $28.60              $13.50               $0.01
  Third Quarter              $37.00              $15.69               $0.01
  Second Quarter             $18.56              $11.00               $0.01
  First Quarter              $21.69              $ 9.94              $0.045

  2000 Fiscal Year                                               Cash Dividend
  (ended 9/30/00)             High               Low                Declared
--------------------------------------------------------------------------------
  Fourth Quarter             $29.31              $11.19               $0.01
  Third Quarter              $14.47              $ 6.25               $0.01
  Second Quarter             $10.63              $ 5.25               $0.01
  First Quarter              $ 9.38              $ 5.63               $0.01


     As of November 26, 2001, there were approximately 1,200 holders of record of the Company's common stock. The Board of Directors declared and the Company paid cash dividends per share of common stock noted above in fiscal 2001 and 2000. Payment of dividends is within the discretion of the Company's Board of Directors, will be subject to periodic review and will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company from time to time. There are no restrictions on the Company's ability to pay dividends provided the covenants set forth in its bank credit agreement and Senior Note Agreement are met (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 4 to the Consolidated Financial Statements). The covenants primarily concern certain operating ratios and minimum balances of tangible net worth.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements and their related Notes, and the other financial information included therein.

------------------------------------------------------------------------------------------------------------------------------
                                                                                 Years Ended
                                               September 29,    September 30,      October 2,        October 3,   September 27,
                                                   2001             2000             1999              1998            1997(1)
                                                               (amounts in thousands except per share amounts)
------------------------------------------------------------------------------------------------------------------------------
Statement of Income Data:
Net sales                                       $238,985         $219,216        $159,403          $124,264        $101,539
Income from continuing operations
   (before extraordinary item)                    11,717            9,607           5,339             2,515           2,997
Diluted income from continuing
   operations per share (before
   extraordinary item and discontinued
   operations)                                      0.81             0.65            0.37              0.17            0.21
Shares used in computing diluted
   income per share (before
   extraordinary item)                            14,444(2)        14,807(2)       14,508(2)         14,548(2)       14,134(2)
Balance Sheet Data:
Working capital                                 $ 43,764         $ 41,808        $ 37,937          $ 36,124        $ 26,967
Total assets                                     146,357          138,288         123,360           109,515          94,855
Long-term debt (excluding current
   portion)                                       29,556           36,614          36,705            37,157          27,508
Stockholders' equity                              60,320           49,096          45,843            40,194          36,617
------------------------------------------------------------------------------------------------------------------------------

1 Selected financial data for the year ended September 27, 1997 is derived from results of Electronics prior to the Distribution

2 Share numbers have been adjusted for the one-for-one stock dividend paid November 21, 2000 to shareholders of record as of October 30, 2000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and in the "Business--Risk Factors"--section of this Report.

     The  following  table sets forth,  for the fiscal  periods  indicated,  the
percentage  of  net  sales   represented  by  certain  items  in  the  Company's
Consolidated Statements of Operations.

                                                                                            Years Ended
                                                                                            -----------
                                                                                      2001       2000      1999
                                                                                      ----       ----      ----
Net sales...........................................................                100.0%     100.0%    100.0%
Cost of sales.......................................................                 72.8       72.3      69.7
                                                                                    -----      -----     -----
Gross profit........................................................                 27.2       27.7      30.3

Operating expenses:
     Selling, general and administrative expenses...................                 14.7       15.6      18.8
     Research, development and related expenses.....................                  3.7        4.1       4.2
                                                                                    -----      -----     -----
Income from operations..............................................                  8.8        8.0       7.3
Other income........................................................                  0.2        0.4       0.2
Interest expense....................................................                  1.0        1.2       1.9
                                                                                    -----      -----     -----
Income before income taxes and extraordinary item...................                  8.0        7.2       5.6
Income taxes........................................................                  3.1        2.8       2.3
                                                                                    -----      -----     -----
Income before extraordinary item....................................                  4.9        4.4       3.3
Extraordinary item, net of income taxes.............................                 (0.0)      (0.0)     (0.2)
                                                                                    -----      -----     -----
Net Income..........................................................                  4.9%       4.4%      3.1%
                                                                                    =====      =====     =====

Continuing Operations

Net Sales

     During fiscal 2001, net sales for the Company increased 9.0% to $239.0 million from $219.2 million in fiscal 2000, reflecting continuing increases in sales due to growth in the automotive industry's demand for the Company's GyroChip sensors used in automotive stability systems. Sales to the automotive industry, including sales of the Company's GyroChip sensors, increased 29.0% to $138.7 million from $107.5 million in fiscal 2000. In fiscal 2002, the Company is transitioning to its next generation GyroChip sensor, a multi-sensor cluster configuration. Sales to other industrial customers decreased $11.2 million to $81.8 million from $93.0 million during fiscal 2001 resulting primarily from reduced sales to the semiconductor capital equipment industry. Government related sales decreased $0.2 million in fiscal 2001 to $18.5 million from $18.7 million during fiscal 2000.

     During fiscal 2000, net sales for the Company increased 37.5% to $219.2 million from $159.4 in fiscal 1999, reflecting continuing increases in sales due to growth in the automotive industry's demand for the Company's GyroChip sensors used in automotive stability systems. Sales to the automotive industry, including sales of the Company's GyroChip sensors, increased 97.3% to $107.5 million from $54.5 million in fiscal 1999. Sales to other industrial customers increased $7.2 million to $93.0 million from $85.8 million during fiscal 2000. Government related sales decreased $0.5 million in fiscal 2000 to $18.7 million from $19.2 million during fiscal 1999.

     The Company's sales to international customers were approximately 56%, 45%, and 28% of the Company's net sales for fiscal 2001, 2000 and 1999, respectively. The increase in international sales is attributable to increased sales of the Company's GyroChip sensors and the Company's acquisition in August 1998 of Ideacod, S.A., a sensor manufacturer located in Strasbourg, France. The vast majority of sales to non-U.S. customers are denominated in U.S. Dollars.

Cost of Sales and Gross Profit

     In fiscal 2001, cost of sales as a percentage of net sales increased 0.5 percentage points due to increased shipments of products having higher average production costs. The Company also continued to expand its manufacturing capacity for the production of GyroChip sensors resulting in higher costs for employee hiring and training in fiscal 2001. Management continues to undertake technological initiatives designed to increase manufacturing and production efficiencies and attempts to maintain close relationships with vendors and customers in an effort to reduce costs and increase margins.

     In fiscal 2000, cost of sales as a percentage of net sales increased 2.6 percentage points due to increased shipments of products having higher average production costs and continued expansion of manufacturing capacity for the production of GyroChip sensors.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses in fiscal 2001 increased $0.8 million from $34.3 million in fiscal 2000 to $35.1 million primarily as a result of costs incurred to support the increase in sales during fiscal 2001. As a percentage of sales, selling, general and administrative expenses decreased 0.9 percentage points to 14.7% in fiscal 2001 from 15.6% in fiscal 2000 as a result of increased sales.

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

Research, Development and Related Expenses

     Research and development expenses in fiscal 2001 decreased $0.1 million to $8.8 million from $8.9 million in fiscal 2000. The decrease is due to a spending reduction primarily associated with SiTek, partially offset by increased spending on the design and development of non-contacting position and torque sensors (e.g. NCAPS) for industrial and automotive applications.

     Research and development expenses in fiscal 2000 increased 34.8% to $8.9 million from $6.6 million in fiscal 1999. This increase was primarily due to spending incurred for research efforts focused on silicon micro-electromechanical systems (MEMS) and costs of refocusing engineering resources related to automotive GyroChip production from manufacturing support in an attempt to achieve further product enhancement of existing GyroChip sensors.

     The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. Accordingly, the Company anticipates that expenses associated with such efforts will increase in absolute amount, but may fluctuate as a percentage of sales depending on the Company's success in acquiring customers or, in some cases, U.S. Government contracts funding research and development efforts.

Interest Expense and Other Income

     Interest expense was $2.5 million, $2.6 million and $3.0 million in fiscal 2001, 2000 and 1999, respectively. Interest expense in fiscal 2001 approximated interest expense in fiscal 2000. The decrease in interest expense during fiscal 2000 from fiscal 1999 resulted from a reduction in the amount and frequency of borrowings on the Company's line of credit as a result of the Company's increased cash flows. The Company's average interest rate in fiscal 2001 approximated the average interest rate in fiscal 2000. The Company's average interest rate was lower in fiscal 2000 than in fiscal 1999 due to the reduced need for bank borrowings.

     Other income in fiscal 2001, 2000 and 1999 was comprised of royalties and interest income earned on highly liquid investments. Other income was $0.5 million, $1.0 million and $0.4 million for fiscal 2001, 2000 and 1999, respectively. The higher income in fiscal 2000 resulted primarily from the sale in the second quarter of fiscal 2000 of an asset held for investment for $0.5 million, net.

Income Taxes

     The Company's effective tax rate was 39.1%, 39.3% and 40.4% for fiscal 2001, 2000 and 1999, respectively. The effective tax rate primarily reflects the statutory federal tax rate and the weighted average tax rate of the states in which the Company conducts business. The decrease of 0.2 percentage points in fiscal 2001 from fiscal 2000 and the decrease of 1.1 percentage points in fiscal 2000 from fiscal 1999 results from increased federal and state tax credits, primarily foreign tax credits and manufacturer's investment credits, for the Company during fiscal 2001 and fiscal 2000, respectively.

Deferred Income Taxes

     At September 29, 2001, the Company had net current deferred income tax assets of $6.3 million and net non-current deferred income tax assets of $3.0 million. Realization of the net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to benefit from a reversal of the underlying temporary differences.

Liquidity and Capital Resources

     During fiscal 2001, operations of the Company provided $15.1 million in cash. Net income of $11.7 million plus non-cash charges for depreciation, amortization and deferred income taxes of $6.5 million, $3.2 million and $1.2 million, respectively, together with a decrease of $6.3 million in trade receivables provided $28.9 million in cash. These cash inflows were offset by increases in assets held for sale and other assets of $6.4 million and $3.7 million, respectively, and net decreases in trade accounts payable, accrued expenses and other liabilities of $3.7 million. The assets held for sale include research and development equipment of $3.3 million that will be bundled for lease financing when the assets are placed in service. The Company expects to rent capacity on this equipment to OpticNet, an equity investee. Assets held for sale also include production equipment of $3.1 million that the Company plans to sell to a significant customer. Additionally, other liabilities included an amount of $1.0 million in respect of stock repurchased under a temporary change to SEC and NASDAQ rules at fiscal 2001 year end.

     Investing activities for the Company in fiscal 2001 consisted primarily of the purchase of $8.4 million in capital equipment to support increased production. The majority of the equipment purchased was for the production of automotive sensors. In addition, the Company paid $1.0 million for the investment in OpticNet, and another cash outflow was due to an increase of $0.2 million in other assets. These cash outflows were offset by the receipt of $0.1 million in cash from the disposal of equipment resulting in net cash used by investing activities of $9.5 million.

     Fiscal 2001 financing activities primarily consisted of the Company's open-market repurchases of its common stock totaling $1.5 million. In addition, the Company paid $1.1 million in dividends and $0.2 million for debt repayment. These cash outflows were offset by proceeds of $0.7 million from stock issuances related to the exercise of options granted under the Company's 1997 Equity Incentive Plan and contributed capital from a minority interest in one of the Company's majority-owned subsidiaries, as well as $0.7 million from the tax benefit of the exercised stock options, resulting in net cash used for financing activities of $1.4 million during fiscal 2001.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the form of changes in foreign exchange rates, changes in the prices of marketable equity securities held as part of a deferred compensation plan (a "Rabbi" trust) and interest income sensitivity.

         The Company has approximately $2,500,000 (calculated based on the conversion rate for French francs at September 29, 2001) permanently invested in the assets of Ideacod, S.A., located in Strasbourg, France. The potential loss in fair value resulting from a hypothetical 10% adverse change in the foreign currency exchange rate amounts to $250,000, which would not be material to the consolidated financial statements.

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

         The Company's exposure to interest income sensitivity is affected by changes in the general level of U.S. interest rates, as a portion of the Company's investments are in short-term debt securities issued by corporations. The Company's investments are placed with high-duality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company's short-term investments, the Company believes that it is not subject to any material market risk exposure. The Company does not have any foreign currency or other derivative financial instruments.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
BEI Technologies, Inc. and Subsidiaries

---------------------------------------------------------------------------------------------------------
                                                                         September 29,     September 30,
dollars in thousands except share amounts                                         2001              2000
---------------------------------------------------------------------------------------------------------
ASSETS

Current assets
Cash and cash equivalents                                                     $ 16,438          $ 12,296
Investments                                                                      7,099             7,252
Trade receivables:
   Commercial customers, less allowance for doubtful
   accounts (2001--$1,662; 2000--$1,084)                                        22,734            30,439
   United States Government                                                      4,034             2,628
                                                                         --------------    --------------

                                                                                26,768            33,067

Inventories, less inventory
   reserves (2001--$3,755; 2000--$4,452)                                        30,808            31,084
Deferred income taxes                                                            6,322             6,148
Assets held for sale                                                             4,881                --
Other current assets                                                             5,476             1,715
                                                                         --------------    --------------

Total current assets                                                            97,792            91,562

Property, plant and equipment
Land                                                                             4,294             4,287
Structures                                                                      14,378            12,513
Equipment                                                                       66,496            61,909
Leasehold improvements                                                           1,671             1,589
                                                                         --------------    --------------
                                                                                86,839            80,298

Less allowances for depreciation and amortization                               49,032            44,288
                                                                         --------------    --------------
                                                                                37,807            36,010

Other assets
Tradenames, patents and related assets,
  less amortization (2001--$3,493; 2000--$3,082)                                   424             1,201
Technology acquired under license agreements,
  less amortization (2001--$8,077; 2000--$7,115)                                 2,731             3,093
Goodwill, less amortization (2001--$590; 2000--$964)                             1,612             2,085
Deferred income taxes, non-current                                               3,174             3,214
Other                                                                            2,817             1,123
                                                                         --------------    --------------

                                                                                10,758            10,716
                                                                         --------------    --------------

                                                                              $146,357          $138,288
                                                                         ==============    ==============

See notes to consolidated financial statements

BEI Technologies, Inc. and Subsidiaries

---------------------------------------------------------------------------------------------------------
                                                                         September 29,     September 30,
dollars in thousands except share amounts                                         2001              2000
---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade accounts payable                                                        $ 18,357           $18,926
Accrued expenses and other liabilities                                          21,483            23,442
Deferred compensation liability                                                  7,099             7,252
Current portion of long-term debt                                                7,089               134
                                                                         --------------    --------------

Total current liabilities                                                       54,028            49,754

Long-term debt, less current portion                                            29,556            36,614

Other liabilities                                                                2,453             2,824

Stockholders' equity
Preferred stock
    ($.001 par value; authorized 2,000,000 shares; none issued)
Common stock                                                                        --                --
    ($.001 par value; authorized 35,000,000 shares; issued
    and outstanding; 2001--14,326,272; 2000--14,308,776)
Retained earnings                                                                4,025             2,321
Accumulated other comprehensive loss                                            59,434            49,193
                                                                                  (458)             (398)
                                                                         --------------    --------------
                                                                                63,001            51,116
Less:  Unearned restricted stock                                                (2,681)           (2,020)
                                                                         --------------    --------------

Total stockholders' equity                                                      60,320            49,096
                                                                         --------------    --------------

                                                                              $146,357          $138,288
                                                                         ==============    ==============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Technologies, Inc. and Subsidiaries

-------------------------------------------------------------------------------------------------------------------
                                                                                    Years Ended
                                                                 --------------------------------------------------

                                                                   September 29,   September 30,        October 2,
dollars in thousands except share and per share amounts                     2001            2000              1999
-------------------------------------------------------------------------------------------------------------------
Net sales                                                               $238,985        $219,216          $159,403
Cost of sales                                                            173,897         158,526           111,180
                                                                 ----------------  --------------  ----------------

Gross profit                                                              65,088          60,690            48,223

Selling, general and administrative expenses                              35,077          34,300            30,044
Research, development and related expenses                                 8,825           8,897             6,605
                                                                 ----------------  --------------  ----------------
                                                                          43,902          43,197            36,649
                                                                 ----------------  --------------  ----------------
Income from operations                                                    21,186          17,493            11,574
Other income                                                                 524             968               360
Interest expense                                                          (2,466)         (2,644)           (2,974)
                                                                 ----------------  --------------  ----------------
Income before income taxes and extraordinary item                         19,244          15,817             8,960
Income taxes                                                               7,527           6,210             3,621
                                                                 ----------------  --------------  ----------------
Income before extraordinary item                                          11,717           9,607             5,339
Extraordinary item, net of income taxes                                       --              --              (326)
                                                                 ----------------  --------------  ----------------

Net income                                                              $ 11,717        $  9,607          $  5,013
                                                                 ================  ==============  ================

                                     Basic Income Per Share

Income before extraordinary item per common share                          $0.84        $   0.68          $   0.37
Loss from extraordinary item per common share                                 --              --             (0.02)
                                                                 ----------------  --------------  ----------------
Net income per common share                                             $   0.84        $   0.68          $  0.35
                                                                 ================  ==============  ================
Shares used in computing basic income per
     common share                                                     13,904,937      14,113,156        14,315,890
                                                                 ================  ==============  ================
                                     Diluted Income Per Share

Income before extraordinary item per
    common and common equivalent share                                  $   0.81        $   0.65          $   0.37
Loss from extraordinary item per common and common
    equivalent share                                                          --              --             (0.02)
                                                                 ----------------  --------------  ----------------
Net income per common and common equivalent share                       $   0.81        $   0.65          $   0.35
                                                                 ================  ==============  ================
Shares used in computing diluted income per common and
     common equivalent share                                          14,443,609      14,806,504        14,508,968
                                                                 ================  ==============  ================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Technologies, Inc. and Subsidiaries

                                                                                    Years Ended
                                                                   ------------------------------------------------
                                                                   September 29,    September 30,       October 2,
dollars in thousands                                                        2001             2000             1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                              $ 11,717        $  9,607          $  5,013
Adjustments to reconcile net income to net cash provided
    by operating activities:
Depreciation                                                               6,456           6,067             6,220
Amortization                                                               3,247           2,826             2,013
Deferred income taxes                                                      1,250          (3,036)             (576)
Loss (gain) on disposition of assets                                          17            (415)               42
Foreign currency translation                                                 (60)           (292)             (145)
Changes in operating assets and liabilities:
Trade receivables                                                          6,298          (3,511)           (6,244)
Inventories                                                                  276             (47)           (1,657)
Assets held for sale                                                      (6,383)             --                --
Other current assets                                                      (3,755)            831            (1,061)
Customer advances                                                           (258)            166              (535)
Trade accounts payable, accrued expenses and other liabilities            (3,706)         11,375             7,112
                                                                 ----------------  --------------  ----------------

Net cash provided by operating activities                                 15,099          23,571            10,182

Cash flows from investing activities:
Investment in minority owned equity investee - OpticNet                   (1,000)             --                --
Purchase of property, plant and equipment                                 (8,436)         (8,408)          (10,597)
Proceeds from sale of assets                                                 109           1,868                --
Other                                                                       (194)            (27)               10
                                                                 ----------------  --------------  ----------------
Net cash used by investing activities                                     (9,521)         (6,567)          (10,587)

Cash flows from financing activities:
Proceeds from long-term debt                                                   3           1,472            40,300
Principal payments on debt and other financing                              (153)         (2,121)          (40,457)
Proceeds from issuance of common stock                                       667             903                55
Tax benefit from exercised stock options                                     654              31               726
Repurchase of stock                                                       (1,531)         (7,586)               --
Payment of cash dividend                                                  (1,076)           (588)             (595)
                                                                 ----------------  --------------  ----------------

Net cash provided (used) by financing activities                          (1,436)         (7,889)               29
                                                                 ----------------  --------------  ----------------

Net increase (decrease) in cash and cash equivalents                       4,142           9,115              (376)
Cash and cash equivalents at beginning of year                            12,296           3,181             3,557
                                                                 ----------------  --------------  ----------------

Cash and cash equivalents at end of year                                $ 16,438        $ 12,296          $  3,181
                                                                 ================  ==============  ================

See notes to consolidated financial statements

CONSOLIDATED  STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY AND  COMPREHENSIVE
INCOME

BEI Technologies, Inc. and Subsidiaries

                                                                       Accumulated
                                                                          Other                          Unearned
                                            Common          Retained   Comprehensive   Comprehensive    restricted
dollars in thousands                        Stock           earnings      Income           Income          stock         Total
-------------------------------------------------------------------------------------------------------------------------------
Balances at October 3, 1998                $  2,132        $ 40,080         $   39                       $(2,057)      $40,194
Net income for 1999                                           5,013                           5,013                      5,013
    Other comprehensive income
       Foreign currency translation
       loss, net of income tax of $96                                         (145)            (145)                      (145)
                                                                                     ---------------
Comprehensive income                                                                          4,868
                                                                                     ===============
Restricted Stock Plan                           818                                                         (223)          595
Stock options exercised                          55                                                                         55
Tax benefit from exercised stock
    options                                     726                                                                        726
Cash dividends                                                 (595)                                                      (595)
                                         ----------- --------------- --------------                   ------------ ------------
Balances at October 2, 1999                $  3,731        $ 44,498         $ (106)                      $(2,280)      $45,843
Net income for 2000                                           9,607                           9,607                      9,607
    Other comprehensive income
       Foreign currency translation
       loss, net of income tax of $96                                         (292)            (292)                      (292)
                                                                                     ---------------
Comprehensive income                                                                          9,315
                                                                                     ===============
Restricted Stock Plan                           918                                                          260         1,178
Stock options exercised                         903                                                                        903
Tax benefit from exercised stock
    options                                      31                                                                         31
Repurchase of stock                          (3,262)         (4,324)                                                    (7,586)
Cash dividends                                                 (588)                                                      (588)
                                         ----------- --------------- --------------                   ------------ ------------
Balances at September 30, 2000             $  2,321        $ 49,193         $ (398)                      $(2,020)      $49,096
Net income for 2001                                          11,717                          11,717                     11,717
    Other comprehensive income
       Foreign currency translation
       loss, net of income tax of $39                                          (60)             (60)                       (60)
                                                                                     ---------------
Comprehensive income                                                                         11,657
                                                                                     ===============
Restricted Stock Plan                         1,416                                                         (661)          755
Stock options exercised                         390                                                                        390
Tax benefit from exercised stock
    options                                     654                                                                        654
Tax benefit from restricted stock             1,139                                                                      1,139
Repurchase of stock                         (2,130)           (400)                                                     (2,530)
Cash dividends                                              (1,076)                                                     (1,076)
Contributed capital and other                   235                                                                        235
                                         ----------- --------------- --------------                   ------------ ------------
Balances at September 29, 2001             $  4,025        $ 59,434         $(458)                       $(2,681)      $60,320
                                         =========== =============== ==============                   ============ ============

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
September 29, 2001

Note 1 Summary of Significant Accounting Policies

     Basis of Presentation: BEI Technologies ("Technologies" or the "Company") was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares in Technologies to all the stockholders of BEI Electronics, Inc., (since renamed BEI Medical Systems Company, Inc., ("Medical Systems") on September 24, 1997 (the "Distribution").

     At the close of business on October 30, 2000, Technologies declared a distribution to its stockholders of approximately 42% of the outstanding securities of OpticNet, Inc. ("OpticNet"), a formerly majority-owned subsidiary of Technologies. In the distribution, each holder of record of Technologies common stock as of the close of business on October 30, 2000 received one share of OpticNet common stock for every two shares of Technologies common stock held, and cash in lieu of any fractional share of OpticNet common stock. The OpticNet common stock dividend valued at $0.04 per share of Technologies common stock resulted in a tax basis of $0.08 per OpticNet share. The total dividend was approximately $300,000, based on an appraisal of OpticNet.

     In the quarter ending December 30, 2000, Technologies' effective ownership in OpticNet was reduced to 24%. OpticNet's net loss for the three month period from October 1, 2000 through December 30, 2000 of $176,000 is included in the consolidated results of Technologies. Beginning December 31, 2000, the Company accounted for its investment in OpticNet under the equity method and, as of September 29, 2001, reduced its initial $1.0 million investment in OpticNet by $160,000, reflecting the Company's share of OpticNet losses for the nine months from December 31, 2000 to September 29, 2001.

     The Board of Directors of Technologies also declared a one-for-one stock dividend to its stockholders, effective October 30, 2000. Immediately following the effectiveness of the distribution of the OpticNet shares, stockholders of record as of the close of business on October 30, 2000, received one additional share of the common stock of Technologies for each share held as of such date, and cash in lieu of any fractional share of Technologies common stock. All per share numbers and per share data included within the Company's consolidated financial statements have been adjusted as appropriate to reflect the stock dividend.

     The accompanying financial statements present the consolidated financial position and results of operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     The Sensors & Systems business provides sensors, engineered subsystems and associated components which are used for controlled precision machinery and equipment in industrial, medical, automotive, aerospace and military applications.

     Fiscal Year: The Company's fiscal year ends on the Saturday nearest September 30. Fiscal years 2001, 2000 and 1999 each contained 52 weeks.

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

BEI Technologies, Inc. and Subsidiaries

     Assets Held for Sale: Assets held for sale include research and development equipment of $3.3 million that will be bundled for lease financing when the assets are placed in service. The Company expects to rent capacity on this equipment to OpticNet, an equity investee. Assets held for sale also include $0.9 million, which is the current portion of deposits and advances on production equipment that a significant customer has agreed to fund over a period of two years. In addition, assets held for sale totaling $1.5 million have been included in long term other assets because it is not expected that payment in respect of this portion of the assets held for sale will be received in the next fiscal year. The assets are not in production, are not being depreciated and are available for immediate sale. Assets held for sale are carried at cost.

     Depreciation and Amortization: Property, plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of such assets over their estimated useful lives, which range from 3 to 30 years, using the straight-line method for structures and accelerated or straight-line methods for equipment. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or their estimated useful lives.

     Other Assets: Tradenames, patents and related assets are being amortized over their remaining lives at the date of acquisition up to a period of seventeen years. Other current assets include assets held for sale.

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

         Long-Lived Assets: The Company recognizes impairment losses in accordance with Financial Accounting Statement ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Long-lived assets, including property, plant and equipment and other assets, are reviewed and impairment recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets.

         Research and Development: Costs to develop the Company's products are expensed as incurred.

         Recent Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141 ("FAS 141"), "Business Combinations." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for those business combinations. FAS 141 became effective on July 1, 2001. The adoption of this standard had no impact on the Company.

         In July 2001, the FASB issued FAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus amortization of goodwill, including goodwill recorded in past transactions, will cease upon adoption of this statement. FAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company has chosen to adopt FAS 142 for its fiscal year beginning September 30, 2001. After adoption, the elimination of goodwill amortization is not expected to have a significant impact on the Company.

         In October 2001, the FASB issued FAS No. 144 ("FAS144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal periods beginning after December 15, 2001. FAS 144 provides a single accounting model for , and supersedes previous guidance on, accounting and reporting for the impairment/disposal of long-lived assets. FAS 144 sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. The Company does not believe that the adoption of FAS 144 will have a significant impact on its financial statements.

         Net Income Per Share: Basic income per share is computed using the weighted average number of shares outstanding. Diluted income per share is computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to unvested stock and outstanding options to purchase common stock calculated using the treasury stock method.

BEI Technologies, Inc. and Subsidiaries

         Foreign subsidiary: The financial statements of Ideacod, S.A. , a wholly owned subsidiary, have been translated into U.S. dollars at fiscal year-end, using the exchange rates on those dates for assets and liabilities and the average exchange rates during the period for income and expenses. The resulting unrealized translation adjustments are recorded as a component of other comprehensive income.

         Reclassification: Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform with current year presentations.

Note 2 Inventories
                                                                                     September 29,      September 30,
                                                                                              2001               2000
                                                                                              ----               ----
                                                                                             (in thousands)
                                                                                --------------------------------------
Finished products...............................................................           $ 4,919             $ 2,052
Work in process.................................................................             7,354               5,880
Materials.......................................................................            18,535              23,152
                                                                                           -------             -------
Total inventories...............................................................           $30,808             $31,084
                                                                                           =======             =======

Note 3 Accrued Expenses and Other Liabilities
                                                                                     September 29,       September 30,
                                                                                              2001                2000
                                                                                            (in thousands)
                                                                                --------------------------------------
Employee compensation...........................................................           $ 3,548             $ 3,915
Vacation........................................................................             2,066               1,810
Accrued taxes...................................................................             1,846               2,561
Contract costs..................................................................               550                 552
Accrued professional fees.......................................................             1,088               1,020
Insurance.......................................................................               762               1,303
Royalties and related costs.....................................................             5,593               6,188
Customer advances...............................................................               245                 891
Commissions.....................................................................               589                 755
Repurchase of stock.............................................................               999                  --
Other...........................................................................             4,197               4,447
                                                                                           -------             -------
Total accrued expenses and other liabilities....................................           $21,483             $23,442
                                                                                           =======             =======

Note 4 Long-Term Debt
                                                                                     September 29,       September 30,
                                                                                              2001                2000
                                                                                              ----                ----
                                                                                             (in thousands)
                                                                                --------------------------------------
6.70% Senior Notes; due in annual installments of $7,000 from November 16,
   2001 through November 16, 2005...............................................           $35,000             $35,000

Mortgage note payable with  interest at 6.87%;  due in monthly  installments of principal and interest of $14 until December, 2003 when the remaining balance of approximately $1,400 is due; collateralized
   by certain real property ....................................................             1,626               1,655

Capitalized equipment lease obligations.........................................                19                  93
                                                                                           -------             -------
                                                                                            36,645              36,748
Less current portion............................................................             7,089                 134
                                                                                           -------             -------
                                                                                           $29,556             $36,614
                                                                                           =======             =======

BEI Technologies, Inc. and Subsidiaries

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

      On December 16, 1998, the Company established a $12.0 million two year line of credit with a bank and terminated the $25.0 million facility in place at the end of fiscal 1998. Under the terms of line of credit, the amount available to the Company increased $1.0 million to $13.0 million during fiscal 2000. During fiscal 2001, the Company completed an amendment to its line of credit agreement that increased the amount available to the Company to $25.0 million. No borrowings were outstanding under the new line of credit at September 29, 2001. On December 13, 1998, the mortgage note payable was refinanced with the original lender and the due date extended from fiscal 1999 to fiscal 2003.

     Maturities of long-term debt, adjusted for the effect of senior notes and the mortgage refinancing and excluding capitalized equipment lease obligation (see Note 9), are as follows: fiscal 2002 $7,070,000; fiscal 2003 $7,034,000;
fiscal 2004 $8,522,000; fiscal 2005 $7,000,000; fiscal 2006 $7,000,000.

     Interest of approximately $2,499,000, $2,480,000 and $2,354,000 were paid during fiscal years 2001, 2000, and 1999, respectively.

Note 5 Research and Development

     The Company's internally funded research, development and related engineering expenditures were approximately $8.8 million, $8.9 million and $6.6 million in fiscal 2001, 2000, and 1999, respectively. In addition, customer-funded research and development expenditures charged to cost of sales were $0.2 million, $0.6 million and $0.4 million, respectively, for the same periods.

Note 6 Income Taxes

     The Company accounts for income taxes under FAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws known at this time and that will be in effect when the differences are expected to reverse.

     The provision for income tax expense consists of the following (in thousands):

                                                                                          Year Ended
                                                                          --------------------------------------------
                                                                          September 29,   September 30,     October 2,
                                                                                   2001            2000           1999
                                                                          --------------------------------------------
Current
     Federal..........................................................           $5,691          $7,504         $3,365
     State............................................................              586           1,742            832
                                                                                 ------         -------         ------
          Total Current...............................................            6,277           9,246          4,197
Deferred
      Federal ........................................................              815          (2,500)          (437)
      State   ........................................................              435            (536)          (139)
                                                                                 ------         -------         ------
           Total Deferred.............................................            1,250          (3,036)          (576)
                                                                                 ------         -------         ------
Total income tax provision............................................           $7,527          $6,210         $3,621
                                                                                 ======         =======         ======

BEI Technologies, Inc. and Subsidiaries

     Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) requires the tax benefit related to the Company's restricted stock program to be reported as an addition to paid-in-capital. In the current year, $1,139,000 of accumulated tax benefit was reclassed from deferred taxes to paid-in-capital.

Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                                                                          September 29,  September 30,
                                                                                                   2001           2000
                                                                                --------------------------------------
                                  Deferred tax assets
Accrued expenses                                                                                 $8,218         $7,282
Inventory valuation.............................................................                  1,572          3,063
Contract reserves ..............................................................                  1,396            709
Other...........................................................................                    847            527
                                                                                                 ------         ------
        Total deferred tax assets...............................................                 12,033         11,581
                                                                                                 ------         ------

                                Deferred tax liabilities
Depreciation and property basis difference......................................                  2,135          1,438
Other...........................................................................                    647            781
                                                                                                 ------         ------
     Total deferred tax liabilities.............................................                  2,782          2,219
                                                                                                 ------         ------
     Net deferred tax assets....................................................                 $9,251         $9,362
                                                                                                 ======         ======

     Realization of the net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of the underlying temporary differences.

     The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34.0% for 1999 and 35.0% for 2000 and 2001 (in thousands) are as follows:

                                                                        September 29,    September 30,     October 2,
                                                                                 2001             2000           1999
                                                                               ------           ------         ------
Income tax at the statutory rate........................................       $6,735           $5,536         $3,046
State income tax, net of federal tax....................................          616              789            457
Other...................................................................          176             (115)           118
                                                                               ------           ------         ------
Total income taxes......................................................       $7,527           $6,210         $3,621
                                                                               ======           ======         ======

     Cash paid for income taxes in fiscal year 2001, 2000 and 1999 was $6,341,000, $9,245,000 and $2,171,000, respectively.

Note 7 Equity Incentive Plans

     The Company has adopted the disclosure only alternative for its equity incentive plan as described in FAS No. 123, "Accounting for Stock Based Compensation"(FAS 123). The Company accounts for employee stock awards using the intrinsic value method in accordance with APB 25.

     The Company's 1997 Equity Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors in September 1997. The Incentive Plan provides for the granting of incentive stock options to employees and nonstatutory stock options, restricted stock purchase awards, and stock bonuses (collectively, "Stock Awards") to consultants, employees and directors. The Company has reserved 2,278,890 shares of common stock for issuance under the Incentive Plan, which included shares for substitute options granted to the option holders of Medical Systems in connection with the Distribution.

BEI Technologies, Inc. and Subsidiaries

     Option activity under the Technologies Incentive Plan is summarized below:

                                                                                                 Weighted average
                                                                             Number of            exercise price
                                                                           Common shares             per share
                                                                          ----------------     --------------------
Options outstanding at October 3, 1998                                             346,304                   $ 2.81
               Granted............................................                 168,000                   $ 4.02
               Exercised..........................................                 (29,928)                  $ 5.72
               Terminated.........................................                (150,294)                  $ 2.06
                                                                          ----------------     --------------------
Options outstanding at October 2, 1999............................                 334,082                   $ 3.82
               Granted............................................                 215,000                   $ 7.24
               Exercised..........................................                (139,690)                  $ 3.75
               Terminated.........................................                 (47,464)                  $ 5.12
                                                                          ----------------     --------------------
Options outstanding at September 30, 2000                                          361,928                   $ 5.72
               Granted............................................                 131,440                   $15.74
               Exercised..........................................                 (81,220)                  $ 4.70
               Terminated.........................................                 (30,388)                  $11.58
                                                                          ----------------     --------------------
Options outstanding at September 29, 2001                                          381,760                   $ 8.98
                                                                          ================     ====================

                                                                     Weighted Average     Weighted Average
                                                      Number      Remaining Contractual  Exercise Price Per
  Range of Exercise Prices                          Outstanding        Life (Years)             Share
                                                    -----------        ------------             -----
  $2.33 - $2.97...............................           16,722           2.43                  $ 2.64
  $3.50 ......................................           69,750           7.02                  $ 3.50
  $5.25 - $6.22...............................           20,002           7.70                  $ 5.75
  $6.25 ......................................          124,678           8.19                  $ 6.25
  $7.44 - $12.78..............................           25,668           8.41                  $ 9.35
  $13.25 .....................................           78,040           9.19                  $13.25
  $14.58 .....................................           10,000           4.19                  $14.58
  $15.25 - $29.35 ............................           36,900           9.49                  $22.04
  ---------------                                       -------           ----                  ------
  $2.33 - $29.35..............................          381,760           7.94                  $ 8.95
                                                        =======

     As of September 29, 2001, options for 104,757 shares were vested and exercisable at a weighted average exercise price of $5.08.

BEI Technologies, Inc. and Subsidiaries

     Under the Incentive Plan, the holders of the 1,400,000 shares of Medical Systems common stock that had been issued under the Medical Systems 1992 Restricted Stock Plan who became employees of Technologies received Technologies common stock of equal value subject to forfeiture if employment terminated prior to the end of prescribed vesting periods. The market value at the date of grant of shares is recorded as unearned restricted stock and is amortized to compensation expense over its vesting periods. As of September 29, 2001, 1,482,873 shares had been granted, of which 1,256,683 shares are outstanding, and 811,967 shares have fully vested. Compensation expense of $755,000, $1,178,000 and $595,000 for the amortization of the restricted stock was recorded in fiscal years 2001, 2000, and 1999, respectively.

      The Company computed the pro forma disclosures required under FAS No. 123 for options granted in fiscal years 2001, 2000, and 1999 using the Black-Scholes option pricing model. The impact on the calculation of pro forma results of operations and earnings per share required by FAS 123 was determined to be immaterial for fiscal year 1999. For fiscal years 2001 and 2000, the significant assumptions used in the Black-Scholes calculation were a risk-free interest rate of 4.00% and 5.98%, a weighted average expected life of 5 and 3 years, a volatility rate of 83% and 85%, and an expected dividend yield of 0.4% and 0.4%, respectively.

      During fiscal years 2001 and 2000, options to acquire 131,440 and 215,000 shares were granted with a weighted average fair value of $10.85 and $5.08 per share, respectively. For the year ended September 29, 2001, the compensation cost of options under FAS 123 would have reduced net income from $11.7 million to $11.2 million, and diluted earnings per share from $0.81 to $0.77. For the year ended September 30, 2000, the compensation cost of options under FAS 123 would have reduced net income from $9.6 million to $9.3 million, and diluted earnings per share from $0.65 to $0.63.

      In addition to options, during fiscal years 2001 and 2000, 116,421 and 145,000 shares of nonvested stock were granted with a weighted average fair value of $14.17 and $7.55 per share, respectively. The weighted average fair value of nonvested stock is amortized to compensation expense over its related vesting period.

     Note 8 Employee Benefit Plan

     The Company has a multi-employer defined contribution retirement plan for the benefit of all eligible employees. Matching non-discretionary contributions are based on a percentage of employee contributions. Contributions to the plan by the Company for the benefit of its employees for fiscal years 2001, 2000 and 1999 were approximately $1,068,00, $960,000 and $911,000, respectively. The plan includes employees of BEI Technologies, Inc. and subsidiaries and employees of OpticNet, Inc.

     The Company has a grantor trust to fund deferred compensation for certain employees (a "Rabbi Trust" or "trust".) As determined by the trustee, the assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices principally based upon national exchange and over-the-counter markets. The trust assets are available to satisfy claims of the Company's general creditors in the event of its bankruptcy. The trust's assets and the corresponding deferred compensation obligation are included in the accompanying balance sheets at September 29, 2001 and September 30, 2000.

BEI Technologies, Inc. and Subsidiaries

Note 9 Lease Commitments

     Operating leases consist principally of leases for real properties, manufacturing equipment and land. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value at the date of exercise of the option. Capital leases were assumed as part of the acquisition of a business. At September 29, 2001 and September 30, 2000, assets recorded under capital leases consist of land, buildings and equipment of $876,000 and $875,000, net of accumulated amortization of $376,000 and $265,000, respectively. The future minimum payments for operating and capital leases, net of future minimum rentals to be received under noncancelable subleases, consist of the following at September 29, 2001 (in thousands):

                                                                                          Capital        Operating
     Fiscal Year                                                                           Leases           Leases
         2002  ...................................................................            $22           $1,843
         2003  ...................................................................             --            1,574
         2004  ...................................................................             --            1,448
         2005  ...................................................................             --              731
         2006  ...................................................................             --              620
         Thereafter...............................................................             --            1,510
                                                                                          -------           ------
               Total minimum lease payments, net of future minimum rental income..             22           $7,726
                                                                                                            ======
               Less amounts representing interest.................................              3
                                                                                          -------
               Amounts included in long-term debt.................................            $19
                                                                                          =======


     On September 28, 2001, the Company completed the leasing of research and development equipment placed in service during the quarter ended September 29, 2001, which had been previously purchased by the Company for $700,000. Under the terms of the lease transaction, the Company sold $700,000 of equipment and then immediately leased the equipment from the sole purchaser under a non-cancelable operating lease with a lease term of three years and an interest rate of approximately 6.9%. Total rent expense, including interest, during the lease term will be approximately $660,000 and is included in the table of future minimum annual rental commitments under operating leases.

     The Company has entered into an agreement with OpticNet, an equity investee, to rent capacity of this equipment to OpticNet from month to month based on OpticNet's usage of the equipment beginning in October 2001.

     Total rental expense amounted to approximately $2,304,000, $2,192,000 and $2,187,000 for fiscal years 2001, 2000 and 1999, respectively.

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

   Other

     The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions, individually or in the aggregate, will have a material impact on the Company's business, financial condition or operating results.

BEI Technologies, Inc. and Subsidiaries

Note 11 Related Party Transactions

      During the fiscal year, Technologies entered into an agreement to provide working capital bridge financing to OpticNet, an equity investee. Under the terms of the agreement, Technologies agreed to make available to OpticNet, from time to time, until September 28, 2002, an amount not to exceed at any time the aggregate principle amount of $2 million. At September 29, 2001, OpticNet has borrowed $1.1 million under this agreement. OpticNet's obligation to repay the advances is evidenced by a promissory note, due in full on or before September 28, 2002, unless extended by mutual agreement of the parties. The outstanding principal on the note bears interest at prime plus 1.5% per annum.

        OpticNet's business is focused on developing fiber optic components and subsystems, such as optical switches, used in telecommunication systems. OpticNet's primary activities since inception have been devoted to developing its product offerings and related technologies, recruiting key management and technical personnel and seeking capital to fund operations. OpticNet has operating losses for its fiscal year ended September 29, 2001 and the sole source of funding for OpticNet's operations is from BEI. OpticNet's operations are subject to significant risks and uncertainties, including competitive, financial, developmental, operational, growth and expansion, technological, regulatory and other risks associated with an emerging business. OpticNet is pursuing various funding options to sustain and expand future operations.

Note 12 Sales and Major Customers

     The principal business and continuing operations of Technologies are conducted within one business segment and are carried out by operations which design, manufacture and sell electronic devices that provide vital sensory input for the control systems of advanced machinery and automation systems for the commercial automotive, government and industrial industries. The sales to major industries are as follows (in thousands):

                                                                             September 29,  September 30,   October 2,
                                                                                 2001           2000         1999
                                                                                 ----           ----         ----
Commercial automotive sensors sales.....................................      $138,702       $107,459      $54,459
Government..............................................................        18,501         18,723       19,172
Industrial sales........................................................        81,782         93,034       85,772
                                                                              --------         ------       ------
Total sales from continuing operations..................................      $238,985       $219,216     $159,403
                                                                              ========       ========     ========

     Although the Company is directly affected by the economic well being of the above industries, management does not believe significant credit risk exists at September 29, 2001.

         The Company's foreign operations are conducted throughout Europe. A summary of foreign vs. domestic sales follows (in thousands):

                                                                         September 29,  September 30,    October 2,
                                                                                  2001           2000          1999
                                                                                  ----           ----          ----
Domestic sales..........................................................      $104,377       $120,894      $114,766
Foreign ................................................................       134,608         98,322        44,637
                                                                              --------       --------      --------
Total sales from continuing operations..................................      $238,985       $219,216      $159,403
                                                                              ========       ========      ========

Foreign sales accounted for approximately 56%, 45%, and 28% of total sales for fiscal 2001, 2000 and 1999, respectively.

In fiscal 2001, 2000 and fiscal 1999, one customer accounted for 49%, 37% and 20%, respectively, of the Company's net sales.

Note 13 Quarterly Results of Operations (Unaudited)

     The tables below present unaudited quarterly financial information for fiscal years 2001 and 2000:

                                                                                        Continuing Operations
                                                                                         Three months ended
                                                                           --------------------------------------------------
                                                                           December 30,  March 31,  June 30,  September 29,
                                                                                   2000       2001      2001           2001
                                                                                   ----       ----      ----           ----
                                                                             (dollars in thousands except per share amounts)
                                                                           --------------------------------------------------
Net sales..............................................................         $60,221   $65,116   $61,811      $51,837
Gross profit...........................................................          17,494    18,259    14,877       14,458
Net income ............................................................           3,292     3,460     2,853        2,112

                          Basic Income Per Share
Net income per share-basic (rounded)...................................          $0.24     $0.25     $0.20        $0.15

                         Diluted Income Per Share
Net income per share-diluted (rounded).................................           $0.23     $0.24     $0.20        $0.15

BEI Technologies, Inc. and Subsidiaries

                                                                             January 1,   April 1,   July 1,  September 30,
                                                                                   2000       2000      2000           2000
                                                                                   ----       ----      ----           ----
Net sales..............................................................         $43,728    $54,217   $60,246        $61,025
Gross profit...........................................................          11,559     15,159    17,542         16,430
Net income.............................................................           1,256      2,291     2,993          3,067

                          Basic Income Per Share
Net income per share-basic (rounded)...................................           $0.09      $0.16     $0.21          $0.22

                         Diluted Income Per Share
Net income per share-diluted (rounded).................................           $0.09      $0.15     $0.20          $0.21

Note 14 Fair Value of Financial Instruments

         FAS No. 107 (FAS 107), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Whenever possible, quoted market prices were used to develop fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of September 29, 2001 and as of September 30, 2000.

         Cash, Cash Equivalents and Investments: The carrying amounts reported in the balance sheet for cash, cash equivalents and investments approximate those assets' fair values.

         Long-Term Debt: The fair value of long-term debt has been estimated based upon discounted future cash flows. The discount rate used included a risk free rate derived from the Treasury yield curve plus a risk weighting commensurate with the Company's borrowing position. The fair value of long-term debt is approximately $30,567,000 and $35,787,000 compared with the carrying amounts of $29,556,000 and $36,614,000 at September 29, 2001 and September 30, 2000, respectively.

BEI Technologies, Inc. and Subsidiaries

Note 15 - Income Per Share

     The following table sets forth the computation of basic and diluted income per common share from continuing operations:

                                                                                          Year Ended
                                                                          --------------------------------------------
                                                                          September 29,   September 30,     October 2,
                                                                                   2001            2000           1999
                                                                                   ----            ----           ----
                                                                              (in thousands, except per share amounts)
                                                                          --------------------------------------------
                               Numerator
                               ---------
Income from continuing operations before extraordinary
    item, net of taxes                                                          $11,717          $9,607         $5,339
                                                                                =======          ======         ======

                              Denominator
                              -----------

Denominator  for  basic  income  per share - Weighted
    average shares,  net of nonvested shares (fiscal 2001--501 shares;
    fiscal 2000--543 shares; fiscal 1999--590 shares)                            13,905          14,113         14,316
Effect of dilutive securities:
    Nonvested shares                                                                299             422             34
    Employee stock options                                                          240             272            158
                                                                                -------          ------         ------
    Denominator for diluted earnings per share                                   14,444          14,807         14,508
                                                                                =======          ======         ======

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
BEI Technologies, Inc.

We have audited the accompanying consolidated balance sheets of BEI Technologies, Inc. and subsidiaries as of September 29, 2001 and September 30, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended September 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEI Technologies, Inc. and subsidiaries at September 29, 2001 and September 30, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 29, 2001 in conformity with accounting principles generally accepted in the United States.

                                                               Ernst & Young LLP

San Francisco, California
October 29, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" of the Proxy Statement related to the Company's 2002 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").

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

                                                                                                          Form
                                                                                                          10-K
(a)(1)      Index to Consolidated Financial Statements                                                 Page Number
            -------------------------------------------                                                -----------
            The following Consolidated Financial Statements of BEI Technologies, Inc. and its
            Subsidiaries are filed as part of this Form 10-K:

            Report of Ernst & Young LLP, Independent Auditors                                                   40

            Consolidated Balance Sheets -
              September 29, 2001 and September 30, 2000                                                         24

            Consolidated  Statements of  Operations -
              Years ended  September 29, 2001, September 30, 2000
              and October 2, 1999                                                                               26

            Consolidated  Statements  of Cash Flows -
              Years ended  September 29, 2001, September 30, 2000
              and October 2, 1999                                                                               27

            Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
              Income - Years ended September 29, 2001, September 30, 2000
              and October 2, 1999                                                                               28

            Notes to Consolidated Financial Statements -
              September 29, 2001                                                                                29

(a)(2)      Index to Financial Statement Schedule.

            The  following  Consolidated  Financial  Statement  Schedule  of BEI
            Technologies,  Inc.  for  each  of the  years  in the  period  ended
            September 29, 2001 is filed as part of this Form 10-K:

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

(a)(3)      Listing of Exhibits
            -------------------
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

                         4.4                Registrant's Certificate of Designation of Series A
                                            Junior Participating Preferred Stock (filed as Exhibit
                                            99.3 hereto)                                                    i

                         4.5                Form of Rights Certificate (filed as Exhibit 99.4               i
                                            hereto)

                        10.1  *             Registrant's 1997 Equity Incentive Plan and forms of
                                            related agreements                                              i

                        10.2  *             Executive Change in Control Benefits Agreement between
                                            BEI Technologies, Inc. and Certain Named Executive
                                            Officers                                                        i

                                            Assumption Agreement--Series A and Series B Senior
                        10.3                Notes dated September 15, 1997 by and between BEI
                                            Technologies, Inc., Principal Mutual Life Insurance
                                            Company, Berkshire Life Insurance Company and TMG Life
                                            Insurance Company                                               i

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

                                            Amendment to Credit Agreement as amended as of November
                        10.8                30, 2000, by and between BEI Technologies, Inc., BEI
                                            Sensors & Systems Company, Inc. and Wells Fargo Bank,
                                            National Association                                          iii

                        10.9                Development and Supply Agreement, dated April 26, 2001,
                                            by and between Systron Donner Inertial Division and
                                            Continental Teves  AG & Co.                                    iv

                        21.1                Subsidiaries of the Registrant                                 ii

                        23.1                Consent of Ernst &Young LLP, Independent Auditors

                        24.1                Power of Attorney

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

(iii) Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on February 13, 2001.

 (iv) Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on August 14, 2001.

   *   Items  which  are   management   contracts  or   compensatory   plans  or
       arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

  (b) No reports on Form 8-K were filed by the Company during the quarter ended September 29, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEI TECHNOLOGIES, INC.


                                       By:  /s/ Robert R. Corr
                                            ------------------

                                            Robert R. Corr
                                            Vice President, Secretary, Treasurer
                                            and Controller
                                            December 12, 2001

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

Signature                                     Title                                             Date

/s/ Charles Crocker                           Chief Executive Officer and Chairman of           December 14, 2001
---------------------------------------       the Board Of Directors (Principal                 ------------------------------
Charles Crocker                               Executive Officer)


/s/ Dr. Asad M. Madni                         President, Chief Operating Officer and            December 14, 2001
---------------------------------------       Director                                          ------------------------------
Dr. Asad M. Madni


/s/ John LaBoskey                             Senior Vice President and Chief Financial         December 14, 2001
---------------------------------------       Officer                                           ------------------------------
John LaBoskey


/s/ Robert R. Corr                            Vice President, Secretary, Treasurer and          December 14, 2001
---------------------------------------       Controller (Principal Accounting Officer)         ------------------------------
Robert R. Corr


/s/ Richard M. Brooks                         Director                                          December 14, 2001
---------------------------------------                                                         ------------------------------
Richard M. Brooks


/s/ George S. Brown                           Director                                          December 14, 2001
---------------------------------------                                                         ------------------------------
George S. Brown


/s/ C. Joseph Giroir, Jr.                     Director                                          December 14, 2001
---------------------------------------                                                         ------------------------------
C. Joseph Giroir, Jr.


/s/ Dr. William G. Howard                     Director                                          December 14, 2001
---------------------------------------                                                         ------------------------------
Dr. William G. Howard


/s/ Gary D. Wrench                            Director                                          December 14, 2001
---------------------------------------                                                         ------------------------------
Gary D. Wrench

                                                                     SCHEDULE II

                             BEI TECHNOLOGIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                      Column A                         Column B               Column C              Column D     Column E
                      ---------                        --------               --------              --------     --------
                                                                             Additions
                                                                             ----------
                                                      Balance at    Charged to                                  Balance at
                                                       Beginning    Costs and       Charged to                    End of
                     Description                       of Period     Expenses     Other Accounts   Deductions     Period
                     -----------                       ---------     --------     --------------   ----------   ----------
                                                                                  (in thousands)
Year ended September 29, 2001:
Deducted from asset accounts:
     Allowance for doubtful accounts................     $1,084        $1,093         $ --            $ 515(A)     $1,662
     Inventory reserve..............................      4,452         4,843           --            5,540(B)      3,755
                                                         ------        ------         -----           ------       ------
          Total.....................................     $5,536        $5,936         $ --            $6,055       $5,417
                                                         ======        ======         =====           ======       ======
Year ended September 30, 2000:
Deducted from asset accounts:
     Allowance for doubtful accounts................     $  597        $  550         $ --           $   63(A)     $1,084
     Inventory reserve..............................      3,154         4,685           --            3,387(B)      4,452
                                                         ------        ------         -----           ------       ------
          Total.....................................     $3,751        $5,235         $ --            $3,450       $5,536
                                                         ======        ======         =====           ======       ======

Year ended October 2, 1999:
Deducted from asset accounts:
     Allowance for doubtful accounts................     $  509        $  187         $ --           $   99(A)     $  597
     Inventory reserve..............................      3,496           881           --            1,223(B)      3,154
                                                         ------        ------         -----           ------       ------
          Total.....................................     $4,005        $1,068         $ --            $1,322       $3,751
                                                         ======        ======         =====           ======       ======


(A)  Write-offs of uncollectible accounts
(B)  Write-offs of obsolete and scrap items

      REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, AS TO SCHEDULE II

The Board of Directors and Shareholders
BEI Technologies, Inc.

We have audited the consolidated financial statements of BEI Technologies, Inc. and subsidiaries as of September 29, 2001 and September 30, 2000, and for each of the three years in the period ended September 29, 2001, and have issued our report thereon dated October 29, 2001. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                               Ernst & Young LLP

San Francisco, California
October 29, 2001

INDEX TO EXHIBITS
-----------------

Exhibit
Number                              Description
------                              -----------

21.1                                Subsidiaries of the Registrant

23.1                                Consent of Ernst & Young LLP
                                    Independent Auditors

24.1                                Power of Attorney