Form 10-Q
period 2001-12-29
BEI TECHNOLOGIES INC
filed 2002-02-05
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 29, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________to
         __________.

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

Common Stock: $.001 Par Value, 14,423,528 shares issued and outstanding as of January 25, 2002.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART 1.  FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----

Item 1.  Financial Statements


             Condensed Consolidated Balance Sheets--December 29, 2001 and September 29, 2001       3


             Condensed Consolidated Statements of Operations--Quarters ended December 29,
             2001 and December 30, 2000                                                            4


             Condensed Consolidated Statements of Cash Flows--Quarters ended December 29,
             2001 and December 30, 2000                                                            5


             Notes to Condensed Consolidated Financial Statements--December 29, 2001               6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                10


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                         10


                (a)    Exhibits


                (b)    Reports on Form 8-K


         SIGNATURES                                                                               11

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                              December 29,       September 29,
                                                 2001                 2001
                                              (Unaudited)       (See note below)
                                                      (in thousands)
--------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                      $   --             $ 16,438
Investments                                       7,530              7,099
Trade receivables, net                           26,204             26,768
Inventories, net                                 31,181             30,808
Assets held for sale                              5,302              4,881
Other current assets                             18,108             11,798
                                               --------           --------

      Total current assets                       88,325             97,792

Property, plant and equipment, net               37,641             37,807
Acquired technology                               2,288              2,731
Goodwill                                          1,578              1,612
Other assets, net                                 5,985              6,415
                                               --------           --------
                                               $135,817           $146,357
                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                         $ 15,147           $ 18,357
Accrued expenses and other liabilities           16,394             21,483
Deferred compensation liability                   7,530              7,099
Current portion of long-term debt                11,344              7,089
                                               --------           --------

      Total current liabilities                  50,415             54,028

Long-term debt, less current portion             22,600             29,556
Other liabilities                                 2,456              2,453
Stockholders' equity                             60,346             60,320
                                               --------           --------
                                               $135,817           $146,357
                                               ========           ========

Note: The balance sheet at September 29, 2001 has been derived from the audited consolidated balance sheet at that date.

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(Unaudited)                                                Quarter Ended
                                                     -----------------------
                                                   December 29,    December 30,
                                                       2001            2000
                                                     -------         -------
                                                       (in thousands except
                                                        per share amounts)
--------------------------------------------------------------------------------


Net sales                                            $45,605         $60,221
Cost of sales                                         34,314          42,727
                                                     -------         -------
                                                      11,291          17,494

Selling, general and administrative expenses           6,822           9,185
Research, development and related expenses             3,546           2,302
                                                     -------         -------

Income from operations                                   923           6,007
Interest expense                                         606             636
Other income                                              61             165
                                                     -------         -------

Income from operations before income taxes               378           5,536
Provision for income taxes                               138           2,244
                                                     -------         -------

Net income                                           $   240         $ 3,292
                                                     =======         =======

          Earnings per Common Share

Basic Earnings per Share
Net income per common share                          $  0.02         $  0.24
                                                     =======         =======

Diluted Earnings per Common and Common
Equivalent Share

Net income per common and common
    equivalent share                                 $  0.02         $  0.23
                                                     =======         =======

Dividends per common share                           $  0.01         $ 0.065
                                                     =======         =======

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                            Quarter Ended
                                                            ---------------------------------
                                                            December 29,           December 30,
                                                               2001                   2000
                                                            -----------------------------------
                                                                      (in thousands)
Cash flows from operating activities:
Net income                                                   $    240                $  3,292
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
     Depreciation and amortization                              2,103                   2,600
     Other                                                    (13,554)                 (4,673)
                                                             --------                --------
Net cash provided (used) by operating activities:             (11,211)                  1,219

Cash flows from investing activities:
     Purchase of property, plant and equipment                 (1,423)                 (2,564)
     Decrease (increase) in other assets                          335                    (279)
                                                             --------                --------
Net cash used by investing activities                          (1,088)                 (2,843)

Cash flows from financing activities:
     Proceeds from debt borrowings                              8,954                       2
     Principal payments on debt and other liabilities         (11,655)                    (82)
     Proceeds from issuance of common stock                        28                      47
     Repurchase of common stock                                (1,322)                   (327)
     Payment of cash dividends                                   (144)                   (644)
                                                             --------                --------
Net cash used by financing activities
18Net cash provided (used) by financing activities             (4,139)                 (1,004)
                                                             --------                --------

Net decrease in cash and cash equivalents                     (16,438)                 (2,628)
Cash and cash equivalents at beginning of period               16,438                  12,296
                                                             --------                --------

Cash and cash equivalents at end of period                   $   --                  $  9,668
                                                             ========                ========

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 29, 2001.

BEI Technologies, Inc. (the "Company" or "Technologies") is an established manufacturer of electronic sensors, motors, actuators and motion control products used for factory and office automation, medical equipment, military, aviation and space systems. In addition, sales to manufacturers of transportation equipment including automobiles, trucks and off-road equipment have become a significant addition to the Company's business in recent years. The Company's micromachined quartz yaw rate sensors are being used in advanced vehicle stability control systems and a significant increase in the production of those sensors had been in progress since the middle of 1998. In the current year, the Company is transitioning to its next generation automotive quartz yaw rate sensor product, a multi-sensor cluster configuration. The Company also manufactures electronic steering wheel position sensors, seat-memory modules, throttle position and pressure sensors and other devices used in automotive systems. GyroChip and Motionpak are registered trademarks of the Company.

Technologies was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares in Technologies to all the stockholders of BEI Electronics, Inc., since renamed BEI Medical Systems Company, Inc., ("Medical Systems") on September 24, 1997 (the "Distribution").

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

In the quarter ending December 30, 2000, Technologies' effective ownership in OpticNet was reduced to 24%. OpticNet's net loss for the three month period from October 1, 2000 through December 30, 2000 of $176,000 is included in the consolidated results of Technologies. Beginning December 31, 2000, the Company accounted for its investment in OpticNet under the equity method and, as of December 29, 2001, had reduced its initial $1.0 million investment in OpticNet by $371,000, reflecting the Company's share of OpticNet losses from December 31, 2000 to December 29, 2001.

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

NOTE 2--INVENTORIES

Inventories are carried at the lower of cost (first-in, first-out method) or fair value and do not exceed net realizable value.

                                          December 29,                                 September 29,
                                              2001                                          2001
                                           (Unaudited)                      (Derived from audited consolidated
                                                                                balance sheet at 9/29/01)
                                   ----------------------------------------------------------------------------
                                                           (dollars in thousands)
                                   ----------------------------------------------------------------------------
Finished products                                            $3,501                                     $4,919
Work in process                                               6,692                                      7,354
Materials                                                    20,988                                     18,535

                                   ---------------------------------     --------------------------------------
Net inventories                                             $31,181                                    $30,808
                                   =================================     ======================================

NOTE 3--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                                                    Quarter Ended
                                                                   -------------------------------------------------
                                                                       December 29,               December 30,
                                                                           2001                       2000
                                                                                      (Unaudited)
                                                                   -------------------------------------------------
                                                                        (in thousands except per share amount)
                                                                   -------------------------------------------------
                            Numerator
                            ---------
Income from operations                                                  $   240                      $ 3,292
                                                                        =======                      =======
                           Denominator
                           -----------
Denominator for basic earnings per share --
    Weighted average shares, net of nonvested
    shares (FY 2002 - 569 shares;
    FY 2001 - 551 shares)                                                13,947                       13,865
Effect of dilutive securities:
   Nonvested shares                                                         128                          266
   Employee stock options                                                   194                          227
                                                                        -------                      -------

   Denominator for diluted earnings per share                            14,269                       14,358
                                                                        =======                      =======

Basic earnings per share from operations                                $  0.02                      $  0.24
                                                                        =======                      =======

Diluted earnings per share from operations                              $  0.02                      $  0.23
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended September 29, 2001, in particular, within the "Risk Factors" section thereof.

The following table sets forth, for the fiscal periods indicated, the percentage
of  net  sales   represented  by  certain  items  in  the  Company's   Condensed
Consolidated Statements of Operations.

                                                                  Quarter Ended
                                                              ---------------------
                                                          December 29,    December 30,
                                                              2001            2000
                                                                   (Unaudited)
                                                              ---------------------
        Net sales                                             100.0%         100.0%

        Cost of sales                                          75.2           71.0
                                                              -----          -----
        Gross margin                                           24.8           29.0

        Selling, general and administrative expenses           15.0           15.2
        Research, development and related expenses              7.8            3.8
                                                              -----          -----
        Income from operations                                  2.0           10.0

        Interest expense                                        1.3            1.1
        Other income                                            0.1            0.3
                                                              -----          -----
        Income from operations before
           income taxes                                         0.8            9.2
        Provision for income taxes                              0.3            3.7
                                                              -----          -----
        Net income                                              0.5%           5.5%
                                                              =====          =====

Quarters ended December 29, 2001 and December 30, 2000.

Net sales for the first quarter of fiscal 2002, ended December 29, 2001, decreased $14.6 million, or 24.3%, to $45.6 million from $60.2 million during the same period in fiscal 2001.

The sales volume decrease was primarily due to lower commercial sales to domestic and foreign automotive customers due to lower automotive production levels, recently introduced competition and, to a lesser extent, reduced sales to industrial customers due to the slowing economy. Automotive sensor sales decreased by $10.8 million to $23.1 million in the first quarter of fiscal 2002, from $33.9 million in the comparable period of fiscal 2001. Continuing softness in industrial and automotive markets is likely to adversely effect revenue and profitability at least through the next fiscal quarter. The Company's sales have historically been to many customers in a variety of markets, however during the first quarter of fiscal 2002 and fiscal 2001, one customer accounted for approximately 40% and 46%, respectively, of the Company's net sales. Sales of non-automotive commercial products decreased by $2.6 million, or 11.9%, from the same period of fiscal 2001, while sales under government contracts decreased $1.2 million, or 25.8%, from the same period of fiscal 2001.

Cost of sales as a percentage of net sales in the first quarter of fiscal 2002 increased 4.2 percentage points to 75.2% from 71.0% in the comparable period of fiscal 2001, due primarily to the impact of lower sales volumes that resulted in the loss of some production economies of scale for the automotive GyroChip sensors, the introduction of a new sensor cluster product and lower sales volume impacts at other operating units. There may be additional margin rate variability in future quarters due to the introduction of new products, changes in manufacturing processes and volumes, and product life cycles.

Selling, general and administrative expenses as a percentage of net sales decreased in the first quarter of fiscal 2002 versus the comparable period of fiscal 2001 due to reduced spending. Actual selling, general and administrative expenses for the Company decreased $2.4 million over the comparable period in the prior fiscal year due to management actions in light of sales decreases in the current quarter, and the effect of an increase to accounts receivable reserves in the same quarter in the prior year.

Research, development and related expenses as a percentage of net sales for the first quarter of fiscal 2002 increased from the comparable period of fiscal 2001 due to higher spending. Research, development and related expenses increased $1.2 million to $3.5 million in the first quarter of fiscal year 2002 versus the same period of the prior fiscal year. The higher research and development spending reflects management's dedication to the development of new products and improvements to existing product families. The increased spending also included funding of research and development efforts for the next generation of automotive sensors. These spending increases were partially offset by a reduction in expense for OpticNet (a formerly majority-owned subsidiary of the Company included in the consolidated results for the quarter ended December 30,
2000).

Interest expense as a percentage of sales, when compared with the same period of the prior fiscal year, increased primarily due to decreased sales. The Company's fixed interest rate debt decreased from the same period of the prior fiscal year due to principal payment on long-term debt, partially offset by net borrowings on the Company's line of credit as described in the Liquidity and Capital Resources section below.

Liquidity and Capital Resources

During the first quarter of fiscal 2002, total cash used by operations was $11.2 million. Cash provided by operations included net income of $0.2 million, and the positive impact of non-cash charges to income from depreciation and amortization of $1.6 million and $0.5 million, respectively. In addition, positive impacts to cash resources resulted from a decrease in accounts receivable of $0.6 million. Offsetting these items were increases to other assets and inventories of $6.3 million and $0.4 million, respectively; and decreases in accrued liabilities and accounts payable of $4.1 and $3.1 million, respectively; and other net usage of cash of $0.2 million.

Cash used by investing activities consisted of equipment purchases of $1.4 million primarily to expand production capacity, partially offset by a decrease in other assets of $0.3 million.

Cash used by financing activities consisted of payment of debt of $11.7 million (which consisted of $7.0 million in principal paid on long-term debt, as well as $4.7 million in payments on the Company's line of credit), cash purchases of the Company's stock on the open market for $1.3 million and dividend payments of $0.1 million, partially offset by proceeds from short-term borrowings on the Company's line of credit of $9.0 million.

While the Company believes that its available credit line and cash derived from operations will be sufficient to meet the Company's capital requirements for the next twelve months, the Company may need to raise additional funds through public or private financing or other arrangements. As noted above, revenue and profitability are likely to be negatively effected at least through the next fiscal quarter. There can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.

The Company had no material capital commitments at December 29, 2001.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company's Form 10-K for the fiscal year ended September 29, 2001 under the heading corresponding to that set forth above. The Company's exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as a portion of the Company's investments are in short-term debt securities issued by corporations. The Company's investments are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company's short-term investments, the Company believes that it is not subject to any material market risk exposure. The Company does not have any foreign currency or other derivative financial instruments.


BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits

                   None.

         (b)       Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the quarter ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 1, 2002.


                              BEI Technologies, Inc.


                              By:       /s/ Robert R. Corr
                                       -------------------------------------
                                       Robert R. Corr
                                       V.P., Treasurer, Controller and Secretary
                                       (Chief Accounting Officer)