Form 10-Q
period 2002-03-30
BEI TECHNOLOGIES INC
filed 2002-05-13
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2002 or

[ ]   Transition  report  pursuant  to  Section  13  or 15(d) of the  Securities
      Exchange Act of 1934 for the transition period from        to       .
                                                         --------  -------

                         Commission file number 0-22799
                      B E I T E C H N O L O G I E S, I N C.
             (Exact name of Registrant as specified in its charter)


           Delaware                                94-3274498
------------------------------     ---------------------------------------------
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

                                 Yes  X    No
                                    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: $.001 Par Value, 14,405,907 shares issued and outstanding as of March 30, 2002.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX


PART 1.
                    FINANCIAL INFORMATION                                                                 PAGE
                                                                                                          ----


Item 1.             Financial Statements

                           Condensed Consolidated Balance Sheets--March 30, 2002 and
                           September 29, 2001                                                                3

                           Condensed Consolidated Statements of Operations--Quarter and Six Months
                           ended March 30, 2002 and March 31, 2001                                           4

                           Condensed Consolidated Statements of Cash Flows-- Quarter and Six Months
                           ended March 30, 2002 and March 31, 2001                                           5

                           Notes to Condensed Consolidated Financial Statements--March 30, 2002              6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                               9

Item 3.             Quantitative and Qualitative Disclosure About Market Risk                               14


PART II.            OTHER INFORMATION

Item 4.             Submission of Matters to Vote of Security Holders                                       15

Item 6.             Exhibits and Reports on Form 8-K                                                        16

                           (a)   Exhibits

                           (b)   Reports on Form 8-K


                    SIGNATURES                                                                              19


                                                                                                  Page 2 of 19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                March 30,      September 29,
                                                  2002            2001
                                              (Unaudited)    (See note below)
                                                      (in thousands)
-----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                      $  1,442        $ 16,438
Investments                                       7,411           7,099
Trade receivables, net                           29,136          26,768
Inventories, net                                 30,502          30,808
Assets held for sale                              2,778           4,881
Other current assets                             16,199          11,798
                                               --------        --------
      Total current assets                       87,468          97,792

Property, plant and equipment, net               36,921          37,807
Acquired technology                               2,039           2,731
Goodwill                                          1,612           1,612
Other assets, net                                 4,430           6,415
                                               --------        --------
                                               $132,470        $146,357
                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                         $ 14,486        $ 18,357
Accrued expenses and other liabilities           19,142          21,483
Deferred compensation liability                   7,411           7,099
Current portion of long-term debt                 7,086           7,089
                                               --------        --------
      Total current liabilities                  48,125          54,028

Long-term debt, less current portion             24,758          29,556
Other liabilities                                 8,565           2,453
Stockholders' equity                             51,022          60,320
                                               --------        --------
                                               $132,470        $146,357
                                               ========        ========



Note: The balance sheet at September 29, 2001 has been derived from the audited consolidated balance sheet at that date.




See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



(Unaudited)                                                   Quarter Ended               Six Months Ended
                                                        -------------------------   --------------------------
                                                         March 30,      March 31,      March 30,     March 31,
                                                           2002           2001           2002           2001
                                                         ------------------------   --------------------------
                                                               (in thousands except per share amounts)
-----------------------------------------------------------------------------------------------------------
Net sales                                                $ 48,800       $ 65,116       $ 94,405       $125,337
Cost of sales                                              35,640         46,857         69,954         89,584
                                                         --------       --------       --------       --------
Gross margin                                               13,160         18,259         24,451         35,753

Selling, general and administrative expenses                7,653          9,575         14,474         18,760
Research, development and related expenses                  3,796          2,196          7,342          4,498
                                                         --------       --------       --------       --------
                                                            1,711          6,488          2,635         12,495

Provision for excess capacity                              10,275             --         10,275             --
Provision for uncollectables from a related party           3,072             --          3,072             --
Provision for product line move and other                   2,230             --          2,230             --
                                                         --------       --------       --------       --------
Earnings (loss) before interest and taxation              (13,866)         6,488        (12,942)        12,495

Interest expense                                              546            650          1,152          1,286
Other income (expense)                                          3            (65)            63            100
                                                         --------       --------       --------       --------

Income (loss) before income taxes                         (14,409)         5,773        (14,031)        11,309
Provision (benefit) for income taxes                       (5,163)         2,313         (5,025)         4,557
                                                         --------       --------       --------       --------
Net income (loss)                                        $ (9,246)      $  3,460       $ (9,006)      $  6,752
                                                         ========       ========       ========       ========

                                            Earnings (Loss) per Common Share

Basic Earnings (Loss) per Share

Net income (loss) per common share                       $(0.66)        $ 0.25         $(0.64)        $ 0.49
                                                         ========       ========       ========       ========

Diluted Earnings (Loss) per Common and Common
Equivalent Share

Net income (loss) per common and common equivalent
share                                                    $(0.66)        $ 0.24         $(0.64)        $ 0.47
                                                         ========       ========       ========       ========

Dividends per common share                               $ 0.01         $ 0.01         $ 0.02         $0.075
                                                         ========       ========       ========       ========

See notes to condensed consolidated financial statements.

                                                                                                  Page 4 of 19

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                 Quarter Ended               Six Months Ended
                                                           ------------------------      ------------------------
                                                           March 30,      March 31,      March 30,      March 31,
                                                             2002           2001           2002           2001
                                                           --------       --------       --------       --------
                                                                              (in thousands)
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                          $ (9,246)      $  3,460       $ (9,006)      $  6,752
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
     Depreciation and amortization                            3,493          2,078          5,596          4,678
     Other                                                   11,069         (3,270)        (2,485)        (7,943)
                                                           --------       --------       --------       --------
Net cash provided (used) by operating activities              5,316          2,268         (5,895)         3,487

Cash flows from investing activities:
     Purchase of property, plant and equipment               (1,767)        (1,509)        (3,190)        (4,073)
     Decrease in other assets                                   274            506            609            227
                                                           --------       --------       --------       --------
Net cash used by investing activities                        (1,493)        (1,003)        (2,581)        (3,846)

Cash flows from financing activities:
     Proceeds from debt borrowings                           19,901             --         28,855              2
     Principal payments on debt and other liabilities       (22,001)           (34)       (33,656)          (116)
     Proceeds from issuance of common stock                      57             93             85            140
     Repurchase of common stock                                (194)           (13)        (1,516)          (340)
     Payment of cash dividends                                 (144)          (144)          (288)          (788)
                                                           --------       --------       --------       --------
Net cash used by financing activities                        (2,381)           (98)        (6,520)        (1,102)
                                                           --------       --------       --------       --------

Net increase (decrease) in cash and cash equivalents          1,442          1,167        (14,996)        (1,461)
Cash and cash equivalents at beginning of period                 --          9,668         16,438         12,296
                                                           --------       --------       --------       --------
Cash and cash equivalents at end of period                 $  1,442       $ 10,835       $  1,442       $ 10,835
                                                           ========       ========       ========       ========

See notes to condensed consolidated financial statements.

                                                                                                    Page 5 of 19

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1.    BASIS OF PRESENTATION

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

BEI Technologies, Inc. ("the Company" or "Technologies") is an established manufacturer of electronic sensors, motors, actuators and motion control products used for factory and office automation, medical equipment, military, aviation and space systems. In addition, sales to manufacturers of transportation equipment including automobiles, trucks and off-road equipment have become a significant addition to the Company's business in recent years. The Company's micromachined quartz yaw rate sensors are being used in advanced vehicle stability control systems and a significant increase in the production of those sensors had been in progress from the middle of 1998 through fiscal 2001. In the current year, the Company is transitioning to its next generation automotive quartz yaw rate sensor product, a multi-sensor cluster configuration. The Company also manufactures electronic steering wheel position sensors, seat-memory modules, throttle position and pressure sensors and other devices used in automotive systems. GyroChip and Motionpak are registered trademarks of the Company.

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

OpticNet's net loss for the three-month period from October 1, 2000 through December 30, 2000 of $176,000 is included in the consolidated results of Technologies. The Company accounts for its investment in OpticNet under the equity method and, as of March 30, 2002, has reduced its initial $1.0 million investment in OpticNet to zero.

Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates. Results may differ from these estimates due to actual outcomes being different from those on which the Company based its assumptions.

NOTE 2.   INVENTORIES

Inventories are carried principally at the lower of cost or fair value and do not exceed net realizable value. Cost is determined by the first-in, first-out
(FIFO) method, including material, labor and factory overhead.

                                                              September 29,
                                                                  2001
                                                            (Derived from the
                                        March 30,          audited consolidated
                                          2002               balance sheet at
                                       (Unaudited)          September 29, 2001)
                                       -----------------------------------------
                                                 (dollars in thousands)
                                       -----------------------------------------
Finished products                        $2,886                    $4,919
Work in process                           6,332                     7,354
Materials                                21,284                    18,535
                                        -------                   -------
Net inventories                         $30,502                   $30,808
                                        =======                   =======

NOTE 3.  LONG-TERM DEBT

                                                                                      March 30,        September 29,
                                                                                        2002               2001
                                                                                    (Unaudited)
                                                                                    --------------------------------
                                                                                             (in thousands)
                                                                                    --------------------------------
   6.70% Senior Notes;  due in annual  installments of $7.0 million from
   November 16,  2001 through November 16, 2005.....................................   $28,000            $35,000

   Revolving line of credit with a bank not to exceed $25.0 million;
   due in full December 15, 2003....................................................     2,225                 --

   Mortgage note payable with interest at 6.87%; due in monthly  installments of principal and interest of $14,000  until  December  2003,  when the remaining balance of approximately $1.4 million is due;  collateralized by certain real
   property.........................................................................     1,610              1,626

   Capitalized equipment lease obligations..........................................         9                 19
                                                                                       -------            -------

                                                                                        31,844             36,645

   Less current portion.............................................................     7,086              7,089
                                                                                       -------            -------
                                                                                       $24,758            $29,556
                                                                                       =======            =======

                                                                                                     Page 7 of 19

On November 16, 1998, the Company sold $35.0 million of senior notes in a private placement. The notes have an interest rate of 6.7% and mature in annual installments of $7.0 million beginning November 16, 2001 up to and including November 16, 2005. The note agreement contains covenants regarding certain operating ratios, limitations on debt, dividend payments and minimum net worth.

On December 16, 1998, the Company established a $12.0 million two-year line of credit with a bank and terminated the $25.0 million facility in place at the end of fiscal 1998. Under the terms of the line of credit, the amount available to the Company increased $1.0 million to $13.0 million during fiscal 2000. During fiscal 2001, the Company completed an amendment to its line of credit agreement that increased the amount available to the Company to $25.0 million. During the quarter ended March 30, 2002, the Company completed another amendment to this line of credit agreement that extended the maturity date on the line from December 15, 2002 to December 15, 2003.

In the quarter ended March 30, 2002, the Company completed an amendment with its senior note holders, which provided that the net loss recognized in the current quarter would not cause an event of default. The Company's operating results for the quarter ended March 30, 2002, excluding the provisions for excess capacity, uncollectables from a related party and product line move, from the calculation of debt covenants, results in the Company maintaining compliance as of that date.

NOTE 4.   EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share:

                                                               Quarter Ended            Six Months Ended
                                                          ----------------------     ----------------------
                                                          March 30,    March 31,     March 30,   March 31,
                                                            2002         2001          2002         2001
                                                          ----------------------     ----------------------
                                                                 (in thousands except per share amounts)
                         Numerator
                         ---------
Net income (loss)                                         $(9,246)      $ 3,460      $(9,006)      $ 6,752
                                                          =======       =======      =======       =======

                        Denominator
                        -----------
Denominator for basic earnings (loss) per share --
    Weighted average shares, net of nonvested
    shares (FY 2002 - 554 shares;                          14,023        13,935       13,984        13,900
    FY 2001 - 512  shares)
Effect of dilutive securities:
   Nonvested shares                                            --           264           --           272
   Employee stock options                                      --           216           --           220
                                                          -------       -------      -------       -------
   Denominator for diluted earnings (loss) per share       14,023        14,415       13,984        14,392
                                                          =======       =======      =======       =======
Basic earnings (loss) per share                           $ (0.66)      $  0.25      $ (0.64)      $  0.49
                                                          =======       =======      =======       =======
Diluted earnings (loss) per share                         $ (0.66)      $  0.24      $ (0.64)      $  0.47
                                                          =======       =======      =======       =======


NOTE 5.   RELATED PARTY TRANSACTIONS

During fiscal 2001, Technologies entered into an agreement to provide working capital bridge financing to OpticNet, an equity investee. Under the terms of the agreement, Technologies agreed to make available to OpticNet, from time to time, until September 28, 2002, an amount not to exceed at any time the aggregate principal amount of $2.0 million. In March 2002, the Company's board of directors approved an increase of $1.0 million to the line of credit with OpticNet. The Company is in continuing discussions with OpticNet to provide them with limited additional financing to support their existing customers. At March 30, 2002, OpticNet had outstanding borrowings from Technologies totaling $2.7 million on this line of credit.

OpticNet's obligation to repay the advances is evidenced by a promissory note, due in full on or before September 28, 2002, unless extended by mutual agreement of the parties. The outstanding principal on the note bears interest at prime plus 1.5% per annum. In the quarter ended March 30, 2002, the Company concluded that the note receivable and the Company's original investment in OpticNet were uncollectable. This determination is a result of OpticNet's inability to attract significant strategic partners or third party financing necessary to sustain operations. Therefore, the Company's note receivable from, and original investment in, OpticNet totaling $3.1 million have been deemed uncollectable and a charge of $3.1 million has been recorded in the statement of operations.

On September 28, 2001, the Company entered into a master lease agreement with a finance company for a sale and leaseback arrangement for research, development and manufacturing equipment, which had been previously purchased by the Company. Equipment in place as of September 29, 2001 under the master lease agreement was approximately $708,000. In addition, on December 20, 2001 and March 28, 2002, the Company executed additional equipment lease schedules under this master lease arrangement to lease equipment similar to that described above valued at approximately $3.5 million and $2.8 million, respectively. The initial lease term is 36 months and rental payments are on a quarterly basis, equal to a monthly equivalent rent determined by the cost of the equipment and applicable interest. On September 28, 2001, the Company entered into an equipment sublease agreement with OpticNet, as sublessee, which is subordinate to the master lease agreement described above, to rent capacity on this research, development and manufacturing equipment to OpticNet from month to month based on OpticNet's usage of the equipment beginning in October 2001.

The Company also leases 15,571 square feet of office and manufacturing facilities used for research and development and manufacturing activities in Hayward, California, which it subleases to OpticNet under an agreement entered into in October 2001, for an initial term expiring December 2005. The average annual rental payment under the sublease agreement is approximately $220,000.

In the quarter ended March 30, 2002, the Company concluded that portions of the assets held under leases are excess to the Company's requirements. In the past, these assets had been primarily used by OpticNet. This determination is a result of OpticNet's lack of success to date in attracting strategic partners or third party financing given the current negative conditions prevailing in the fiber optic telecommunications market. In March 2002 the Company recorded a charge of $10.3 million for expected future losses on the leases of the facility and production assets noted above. A portion of the facility and equipment will continue to be used by the Company for its ongoing silicon MEMS research and development effort.

NOTE 6.   RESTRUCTURING

In March 2002, the Company approved a restructuring plan to close a facility and relocate manufacturing activities to a more cost-effective location. As a result, the Company accrued exit costs of $2.2 million related primarily to the closure of manufacturing facilities and administrative functions including the accrual of remaining payments on the facility operating lease, less future anticipated sublease payments. Other exit costs included write-downs of fixed assets and inventories to their fair values. The Company expects this restructuring plan to be completed within 12 months.

NOTE 7.   CONTINGENCIES AND LITIGATION

The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions, individually or in the aggregate, will have a material impact on the Company's business, financial condition or operating results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended September 29, 2001, in particular, within the "Risk Factors" section thereof.

Critical Accounting Policies and the Use of Estimates

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company reviews the accounting policies used in reporting its financial results on a regular basis. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates. Results may differ from these estimates due to actual outcomes being different from those on which the Company based its assumptions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts

The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts based upon historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within management's expectations, there can be no assurance that the Company will continue to experience the same relative level of credit losses that it has in the past. In addition, although the Company's sales have historically been to many customers in a variety of markets, in recent periods, one automotive customer accounted for a significant portion of the Company's net sales. A significant change in the liquidity or financial position of that customer or a further deterioration in the economic environment in general could have a material adverse impact on the collectability of the Company's accounts receivable and future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If, at the time of shipment, the Company determines that collection of a receivable is not reasonably assured, the revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

Inventory

The Company writes down its inventory for estimated obsolescence for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Inventories are carried principally at the lower of cost or fair value and do not exceed net realizable value. Cost is determined by the first-in, first-out
(FIFO) method, including material, labor and factory overhead.

Restructuring Reserves

During the quarter ended March 30, 2002, the Company established a restructuring reserve for the closure of a specific manufacturing facility. This reserve for exit costs required the use of estimates. Though the Company believes that these estimates accurately reflect the costs of these plans, they relate to matters that are inherently uncertain and, actual results may be different.

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue using the guidance from SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Under these guidelines, revenue recognition is deferred on transactions where (i) persuasive evidence of an arrangement does not exist, (ii) revenue recognition is contingent upon performance of one or more obligations of the Company, (iii) the price is not fixed or determinable or (iv) payment is not reasonably assured. The Company records a warranty liability on its products at the time of revenue recognition based on historical experience and any specific warranty issues that the Company has identified.


Research and Development Expense

The Company's products are highly technical in nature and require a significant level of research and development effort. Research and development costs are charged to expense as incurred in accordance with FAS No. 2, "Accounting for Research and Development Costs."

Income Taxes

The Company has significant amounts of deferred tax assets that are reviewed periodically for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets could be impacted by changes to tax codes, changes in statutory tax rates and the Company's future taxable income levels.

Results of Operations

The following table sets forth, for the fiscal periods indicated, the percentage
of  net  sales   represented  by  certain  items  in  the  Company's   Condensed
Consolidated Statements of Operations.


                                                                   Quarter Ended             Six Months Ended
                                                              -----------------------    ------------------------
                                                               March 30,    March 31,     March 30,     March 31,
                                                                 2002         2001          2002           2001
                                                              -----------------------    ------------------------
                                                                    (in thousands except per share amounts)
-----------------------------------------------------------------------------------------------------------------
Net sales                                                       100.0%        100.0%        100.0%        100.0%
Cost of sales                                                    73.0          72.0          74.1          71.5
                                                                -----         -----         -----         -----
Gross margin                                                     27.0          28.0          25.9          28.5

Selling, general and administrative expenses                     15.7          14.7          15.3          15.0
Research, development and related expenses                        7.8           3.4           7.8           3.6
                                                                -----         -----         -----         -----
                                                                  3.5           9.9           2.8           9.9

Provision for excess capacity                                    21.1           0.0          10.9           0.0
Provision for uncollectables from a related party                 6.3           0.0           3.3           0.0
Provision for product line move and other                         4.6           0.0           2.4           0.0
                                                                -----         -----         -----         -----
Earnings (loss) before interest and taxation                    (28.5)          9.9         (13.8)          9.9

Interest expense                                                  1.1           1.0           1.2           1.0
Other income (expense)                                            0.0          (0.1)          0.1           0.1
                                                                -----         -----         -----         -----

Income (loss) before income taxes                               (29.6)          8.8         (14.9)          9.0
Provision (benefit) for income taxes                            (10.6)          3.6          (5.3)          3.6
                                                                -----         -----         -----         -----
Net income (loss)                                               (19.0)%         5.2%         (9.6)%         5.4%
                                                                =====         =====         =====         =====

                                                                                                   Page 11 of 19

Quarters ended March 30, 2002 and March 31, 2001

Net sales for the second quarter of fiscal 2002 ended March 30, 2002, decreased $16.3 million or 25.1% to $48.8 million from $65.1 million during the same period in fiscal 2001.

The sales volume decrease was primarily due to lower commercial sales to domestic and foreign automotive customers due to competition supplying yaw rate sensors to the Company's largest customer, lower automotive production levels, and to a lesser extent, reduced sales to industrial customers primarily due to the continuing soft economy. Automotive sensor sales decreased by $13.3 million to $26.4 million in the second quarter of fiscal 2002, from $39.7 million in the comparable period of fiscal 2001. Although the Company's sales have historically been to many customers in a variety of markets, during the second quarter of fiscal 2002 and fiscal 2001, one automotive customer accounted for approximately 42% and 53%, respectively, of the Company's net sales. Sales of non-automotive commercial products decreased by $2.2 million from the same period of fiscal 2001, and sales under government contracts decreased $0.8 million from the same period of fiscal 2001.

Cost of sales as a percentage of net sales in the second quarter of fiscal 2002 increased 1.0 percentage point to 73.0% from 72.0% in the comparable period of fiscal 2001 due primarily to the impact of lower sales volumes that resulted in the loss of some production economies of scale for the automotive GyroChip sensors, finalization of the transition to the new sensor cluster product and lower sales volume impacts at other operating units. There may be additional margin rate variability in future quarters due to the introduction of new products, changes in manufacturing processes and volumes, and product life cycles.

Selling, general and administrative expenses as a percentage of net sales increased in the second quarter of fiscal 2002 versus the comparable period of fiscal 2001 due to reduced sales. Actual selling, general and administrative expenses decreased $1.9 million from the prior fiscal year period due to management actions to reduce costs in the current quarter, and due to the effect of an increase in accounts receivable reserves in the same quarter in the prior year.

Research, development and related expenses as a percentage of net sales for the second quarter of fiscal 2002 increased from the comparable period of fiscal 2001 due to reduced sales and increased research and development spending. Research, development and related expenses increased $1.6 million in the second quarter of fiscal 2002 versus the same period of the prior fiscal year. The higher research and development spending reflects management's dedication to the development of new products, such as the next generation of automotive sensors, and improvements to existing product families.

Interest expense as a percentage of sales was comparable with the same period of the prior fiscal year. The Company's fixed interest rate debt decreased from the same period of the prior fiscal year due to a principal payment on long-term debt in the first quarter of fiscal 2002, partially offset by net borrowings on the Company's line of credit as described under "Liquidity and Capital Resources" below.

Provisions for excess capacity, uncollectables from a related party and product line move in the second quarter of fiscal 2002 consisted of approximately $10.3 million related to the expected future losses on operating lease payments on facility and production assets that partially supported OpticNet's operations, as well as $3.1 million to reserve for the note receivable due from OpticNet and the Company's initial investment in OpticNet. Management recorded these charges due to OpticNet's recent lack of success in attracting strategic partners or third party financing necessary to sustain operations. Additionally, the Company recognized a restructuring charge of approximately $2.2 million for the restructuring plan to close a facility and relocate manufacturing activities to a more cost-effective location.

Six Months ended March 30, 2002 and March 31, 2001

Net sales for the first six months of fiscal 2002 decreased $30.9 million or 24.7% to $94.4 million from $125.3 million during the same period in fiscal 2001.

The sales volume decrease was primarily due to lower commercial sales to domestic and foreign automotive customers due to competition supplying yaw rate sensors to the Company's largest customer, lower automotive production levels, and to a lesser extent, reduced sales to industrial customers primarily due to the continuing soft economy. Automotive sensor sales decreased by $24.2 million to $49.4 million in the first six months of fiscal 2002, from $73.6 million in the comparable period of fiscal 2001. Although the Company's sales have historically been to many customers in a variety of markets, during the first six months of fiscal 2002 and fiscal 2001, one automotive customer accounted for approximately 41% and 50%, respectively, of the Company's net sales. Sales of non-automotive commercial products decreased by $4.7 million from the same period of fiscal 2001, and sales under government contracts decreased $2.0 million from the same period of fiscal 2001.

Cost of sales as a percentage of net sales in the first six months of fiscal 2002 increased 2.6 percentage points to 74.1% from 71.5% in the comparable period of fiscal 2001, due primarily to the impact of lower sales volumes that resulted in the loss of some production economies of scale for the automotive GyroChip sensors, the introduction and transition to a new sensor cluster product and lower sales volume impacts at other operating units. There may be additional margin rate variability in future quarters due to the introduction of new products, changes in manufacturing processes and volumes, and product life cycles.

Selling, general and administrative expenses as a percentage of net sales increased slightly in the first six months of fiscal 2002 versus the comparable period of fiscal 2001 due to reduced sales. Actual selling, general and administrative expenses decreased $4.3 million from the prior fiscal year period due to management actions in light of sales decreases in the current fiscal year, and the effect of an increase in accounts receivable reserves in the same period in the prior year.

Research, development and related expenses as a percentage of net sales for the first six months of fiscal 2002 increased from the comparable period of fiscal 2001 due to reduced sales and increased research and development spending. Research, development and related expenses increased $2.8 million in the first six months of fiscal 2002 versus the prior fiscal year period. The higher research and development spending reflects management's dedication to the development of new products, such as the next generation of automotive sensors, and improvements to existing product families.

Interest expense as a percentage of sales was comparable with the same period of the prior fiscal year. The Company's fixed interest rate debt decreased from the same period of the prior fiscal year due to a principal payment on long-term debt, partially offset by net borrowings on the Company's line of credit as described under "Liquidity and Capital Resources" below.

Provisions for excess capacity, uncollectables from a related party and product line move in the second quarter of fiscal 2002 consisted of approximately $10.3 million related to the expected future losses on operating lease payments on facility and production assets that partially supported OpticNet, as well as $3.1 million to reserve for the note receivable due from OpticNet and the Company's initial investment in OpticNet. Additionally, the Company recognized a restructuring charge of approximately $2.2 million for the restructuring plan to close a facility and relocate manufacturing activities to a more cost-effective location.

Liquidity and Capital Resources

During the first six months of fiscal 2002, total cash used by operations was $5.9 million. Cash provided by operations included the positive impact of non-cash charges from depreciation and amortization of $4.5 million and $1.1 million, respectively. In addition, positive impacts to cash resulted from increases in other long-term liabilities and accrued liabilities of $6.1 million and $1.0 million, respectively, and other net impacts of $0.8 million. These items were offset by the net loss of $9.0 million, decreases in income taxes payable and accounts payable of $4.2 million and $3.8 million, respectively, and an increase in accounts receivable of $2.4 million.

Cash used by investing activities consisted of equipment purchases of $3.2 million primarily to expand production capacity, partially offset by a decrease in other assets of $0.6 million.

Cash used by financing activities included debt payments of $33.7 million, which consisted of $7.0 million in principal paid on long-term debt, as well as $26.7 million in payments on the Company's line of credit. Other cash used by financing activities included cash purchases of the Company's stock on the open market for $1.5 million and dividend payments of $0.3 million. These items were partially offset by proceeds from borrowings on the Company's line of credit of $28.9 million and proceeds from the issuance of common stock of $0.1 million.

In March 2002, the Company completed an amendment to its credit agreement with Wells Fargo Bank, originally entered into December 15, 1998. The amendment extended the maturity date on the line of credit from December 15, 2002 to December 15, 2003.

In the quarter ended March 30, 2002, the Company completed an amendment with its senior note holders, which provided that the net loss recognized in the current quarter would not cause an event of default. The Company's operating results for the quarter ended March 30, 2002, excluding the provisions for excess capacity, uncollectables from a related party and product line move, from the calculation of debt covenants, results in the Company maintaining compliance as of that date.

While the Company believes that its available credit line and cash derived from operations will be sufficient to meet the Company's capital requirements for the next twelve months, the Company may need to raise additional funds through public or private financing or other arrangements. Revenue and profitability may be negatively affected until there is clear evidence of an upswing in the industrial economy. There can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.

The Company had no material capital commitments at March 30, 2002.

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

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES


PART II.    OTHER INFORMATION


Item 4.    Submission of Matters to Vote of Security Holders

           (a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on March 5, 2002. At the Meeting, C. Joseph Giroir, Jr., Dr. Asad M. Madni and Gary D. Wrench were re-elected to the Company's Board of Directors for a three-year term expiring at the Company's 2005 Annual Meeting.

                     Shares voted:

                                    For       Withheld      Broker Non-Vote
                                -------------------------------------------
                     Giroir     12,999,840    625,923            0
                     Madni      11,252,502    2,373,261          0
                     Wrench     12,991,273    634,490            0



           (b) In addition, the following directors continued in office as directors of the Company following the Meeting: Richard M. Brooks and Dr. William G. Howard, Jr. (until the Company's 2003 Annual Meeting); George S. Brown and Charles Crocker (until the Company's 2004 Annual Meeting).

                     The other matters presented at the Meeting and the voting of stockholders with respect thereto are as follows:

                     The stockholders ratified the Board of Directors' selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending September 28, 2002.

                     Shares voted:

                                    For     Against   Abstain    Broker Non-Vote
                                ------------------------------------------------
                                13,109,901  482,807   33,055           0

Item 6.        Exhibits and Reports on Form 8-K

(a)            Listing of Exhibits


               Exhibit Numbers                Description                                               Footnote
               ---------------                -----------                                               --------
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

               3.3                            Registrant's Certificate of Designation of Series A
                                              Junior Participating Preferred Stock (filed as Exhibit
                                              99.3 hereto)                                                    i

               4.1                            Specimen Common Share Certificate                               i

               4.2                            Certificate of Incorporation of BEI Technologies, Inc.
                                              (filed as Exhibit 3.1 hereto)                                   i

               4.3                            Bylaws of BEI Technologies, Inc. (filed as Exhibit 3.2
                                              hereto)                                                         i

                                                                                                  Page 16 of 19

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

               10.8                           Amendment to Credit Agreement as amended as of November
                                              30, 2000, by and between BEI Technologies, Inc., BEI
                                              Sensors & Systems Company, Inc. and Wells Fargo Bank,
                                              National Association                                          iii

                                                                                                  Page 17 of 19


               10.9                           Development and Supply Agreement, dated April 26, 2001,
                                              by and between Systron Donner Inertial Division and
                                              Continental Teves  AG & Co.                                    iv


               10.10                          Amendment to Credit Agreement as amended as of March 1,
                                              2002, by and between BEI Technologies, Inc., BEI
                                              Sensors & Systems Company, Inc. and Wells Fargo Bank,
                                              National Association

               10.11                          Amendment to Note Purchase Agreement as amended as of
                                              March 30, 2002, by and between BEI Technologies, Inc.,
                                              BEI Sensors & Systems Company, Inc., Connecticut General
                                              Life Insurance Company and Allstate Life Insurance
                                              Company


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


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended March 30, 2002.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2002.



                                      BEI Technologies, Inc.


                                      By: /s/ Robert R. Corr
                                          --------------------------------------
                                          Robert R. Corr
                                          Treasurer, Controller and Secretary
                                          (Chief Accounting Officer)