Form 10-Q
period 2002-06-29
BEI TECHNOLOGIES INC
filed 2002-08-06
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2002 or

[ ]      Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the transition period from         to        .
                                                             -------    -------


                         Commission file number 0-22799
                             BEI TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


              Delaware                               94-3274498
--------------------------------      ------------------------------------------
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

Common Stock: $.001 Par Value, 14,411,625 shares issued and outstanding as of June 29, 2002.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I.       FINANCIAL INFORMATION                                        PAGE
                                                                           ----

Item 1.       Financial Statements

                     Condensed   Consolidated  Balance  Sheets--
                     June 29, 2002 and September 29, 2001                     3

                     Condensed   Consolidated    Statements   of
                     Operations--Quarter  and Nine Months  ended
                     June 29, 2002 and June 30, 2001                          4

                     Condensed  Consolidated  Statements of Cash
                     Flows--  Quarter and Nine Months ended June
                     29, 2002 and June 30, 2001                               5

                     Notes to Condensed  Consolidated  Financial
                     Statements-- June 29, 2002                               6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10

Item 3.       Quantitative and Qualitative Disclosure About Market Risk      15


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                               16

                     (a)   Exhibits

                     (b)   Reports on Form 8-K

              SIGNATURES                                                     19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 29,      September 29,
                                                       2002           2001
                                                   (Unaudited)  (See note below)
                                                         (in thousands)
--------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                            $  1,697       $ 16,438
Investments                                             7,149          7,099
Trade receivables, net                                 26,298         26,768
Inventories, net                                       27,572         30,808
Assets held for sale                                    3,119          4,881
Other current assets                                   12,367         11,798
                                                     --------       --------
      Total current assets                             78,202         97,792

Property, plant and equipment, net                     37,354         37,807
Acquired technology                                     1,789          2,731
Goodwill                                                1,612          1,612
Other assets, net                                       7,202          6,415
                                                     --------       --------
                                                     $126,159       $146,357
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                               $ 12,851       $ 18,357
Accrued expenses and other liabilities                 17,133         21,483
Deferred compensation liability                         7,149          7,099
Current portion of long-term debt                       7,095          7,089
                                                     --------       --------
      Total current liabilities                        44,228         54,028

Long-term debt, less current portion                   22,507         29,556
Other liabilities                                       7,092          2,453
Stockholders' equity                                   52,332         60,320
                                                     --------       --------
                                                     $126,159       $146,357
                                                     ========       ========

Note: The balance sheet at September 29, 2001 has been derived from the audited consolidated balance sheet at that date.

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)                                               Quarter Ended              Nine Months Ended
                                                     -------------------------   --------------------------
                                                      June 29,      June 30,      June 29,      June 30,
                                                        2002          2001          2002          2001
                                                     -------------------------   --------------------------
                                                            (in thousands except per share amounts)
-----------------------------------------------------------------------------------------------------------
Net sales                                             $ 47,815      $61,811      $ 142,220       $187,148
Cost of sales                                           33,855       46,934        103,809        136,518
                                                      --------      -------      ---------       --------
Gross margin                                            13,960       14,877         38,411         50,630

Selling, general and administrative expenses             7,766        7,878         22,240         26,638
Research, development and related expenses               3,630        1,939         10,972          6,437
                                                      --------      -------      ---------       --------
                                                         2,564        5,060          5,199         17,555

Provision for excess capacity                             --           --           10,275           --
Provision for uncollectables from a related party         --           --            3,072           --
Provision for product line move and other                 --           --            2,230           --
                                                      --------      -------      ---------       --------
Earnings (loss) before interest and taxation             2,564        5,060        (10,378)        17,555

Interest expense                                           539          667          1,691          1,953
Other income (expense)                                    (520)         290           (457)           390
                                                      --------      -------      ---------       --------

Income (loss) before income taxes                        1,505        4,683        (12,526)        15,992
Provision (benefit) for income taxes                       539        1,830         (4,486)         6,387
                                                      --------      -------      ---------       --------
Net income (loss)                                     $    966      $ 2,853      $  (8,040)      $  9,605
                                                      ========      =======      =========       ========

                                          Earnings (Loss) per Common Share

Basic Earnings (Loss) per Share

Net income (loss) per common share                    $   0.07      $  0.20      $   (0.57)      $   0.69
                                                      ========      =======      =========       ========
Diluted Earnings (Loss) per Common and Common
Equivalent Share

Net income (loss) per common and common
    equivalent share                                  $   0.07      $  0.20      $   (0.57)      $   0.66
                                                      ========      =======      =========       ========
Dividends per common share                            $   0.01      $  0.01      $    0.03       $  0.085
                                                      ========      =======      =========       ========

 See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             Quarter Ended             Nine Months Ended
                                                       --------------------------- --------------------------
                                                        June 29,        June 30,      June 29,      June 30,
                                                          2002           2001           2002          2001
                                                       --------------------------- --------------------------
                                                                          (in thousands)
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                       $    966       $  2,853       $ (8,040)     $  9,605
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
     Depreciation and amortization                         2,281          2,886          7,877         7,564
     Other                                                 1,342            874         (1,143)       (7,069)
                                                        --------       --------       --------      --------
Net cash provided (used) by operating activities           4,589          6,613         (1,306)       10,100

Cash flows from investing activities:
     Purchase of property, plant and equipment            (2,199)        (2,483)        (5,389)       (6,556)
     Disposal of property, plant and equipment               400              3            400             3
     Decrease (increase) in other assets                    (171)           (56)           438           171
                                                        --------       --------       --------      --------
Net cash used by investing activities                     (1,970)        (2,536)        (4,551)       (6,382)

Cash flows from financing activities:
     Proceeds from debt borrowings                        16,114           --           44,969             2
     Principal payments on debt and other liabilities    (18,356)           (22)       (52,012)         (138)
     Proceeds from issuance of common stock                   44            223            129           363
     Repurchase of common stock                              (22)          (160)        (1,538)         (500)
     Payment of cash dividends                              (144)          (144)          (432)         (932)
                                                        --------       --------       --------      --------
Net cash used by financing activities                     (2,364)          (103)        (8,884)       (1,205)
                                                        --------       --------       --------      --------

Net increase (decrease) in cash and cash equivalents         255          3,974        (14,741)        2,513
Cash and cash equivalents at beginning of period           1,442         10,835         16,438        12,296
                                                        --------       --------       --------      --------
Cash and cash equivalents at end of period              $  1,697       $ 14,809       $  1,697      $ 14,809
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

Technologies was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares in Technologies to all the stockholders of BEI Electronics, Inc. on September 24, 1997.

At the close of business on October 30, 2000, Technologies declared a distribution to its stockholders of approximately 42% of the outstanding securities of OpticNet, Inc. ("OpticNet"), a formerly controlled subsidiary of Technologies. In the distribution, each holder of record of Technologies common stock as of the close of business on October 30, 2000 received one share of OpticNet common stock for every two shares of Technologies common stock held, and cash in lieu of any fractional share of OpticNet common stock.

OpticNet's net loss for the three-month period from October 1, 2000 through December 30, 2000 of $176,000 is included in the consolidated results of Technologies. The Company accounts for its investment in OpticNet under the equity method and, as of March 30, 2002, reduced its initial $1.0 million investment in OpticNet to zero. In the quarter ended June 29, 2002, the Company provided an additional $1.2 million of equity financing to OpticNet, which was expensed during the quarter, reflecting the Company's share of OpticNet's net loss for the three-month period from March 31, 2002 through June 29, 2002.

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

                                 June 29,                   September 29,
                                   2002                         2001
                                                          (Derived from the
                                (Unaudited)             audited consolidated
                                                          balance sheet at
                                                         September 29, 2001)
                             -------------------- ---- ------------------------
                                         (dollars in thousands)
                             --------------------------------------------------
Finished products                        $ 3,136                       $ 4,919
Work in process                            5,600                         7,354
Materials                                 18,836                        18,535
                             --------------------        ----------------------
Net inventories                          $27,572                       $30,808
                             ====================        ======================

NOTE 3.   EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share:

                                                                  Quarter Ended               Nine Months Ended
                                                             ------------------------   ------------------------------
                                                              June 29,     June 30,      June 29,         June 30,
                                                                2002         2001          2002             2001
                                                             ------------------------   ------------------------------
                                                                     (in thousands except per share amounts)
                         Numerator
                         ---------
Net income (loss)                                            $   966       $  2,853        $(8,040)       $ 9,605
                                                             =======       ========        =======        =======

                        Denominator
                        -----------
Denominator for basic earnings (loss) per share --
    Weighted average shares, net of nonvested
    shares (FY 2002 - 560 shares;
    FY 2001 - 509 shares)                                     14,051         13,978         13,985         13,879
Effect of dilutive securities:
   Nonvested shares                                              132            343           --              340
   Employee stock options                                        174            264           --              241
                                                             -------       --------        -------        -------
   Denominator for diluted earnings (loss) per share          14,357         14,585         13,985         14,460
                                                             =======       ========        =======        =======
Basic earnings (loss) per share                              $  0.07       $   0.20        $ (0.57)       $  0.69
                                                             =======       ========        =======        =======
Diluted earnings (loss) per share                            $  0.07       $   0.20        $ (0.57)       $  0.66
                                                             =======       ========        =======        =======


NOTE 4.  LONG-TERM DEBT

                                                                                      June 29,      September 29,
                                                                                        2002             2001
                                                                                    (Unaudited)
                                                                                 -----------------------------------
                                                                                            (in thousands)
                                                                                 -----------------------------------

6.70% Senior Notes;  due in annual  installments of $7.0 million from November
16,  2001 through November 16, 2005 ..........................................        $28,000           $35,000

Revolving line of credit with a bank not to exceed $25.0 million;  due in full
December 15, 2003 ............................................................           --                --

Mortgage note payable with interest at 6.87%;  due in monthly  installments of principal  and  interest of  $14,000  until  December 2003, when the remaining balance of approximately  $1.4 million is due;  collateralized by certain real
property .....................................................................          1,602             1,626
Capitalized equipment lease obligations ......................................           --                  19
                                                                                      -------           -------

                                                                                       29,602            36,645

Less current portion .........................................................          7,095             7,089
                                                                                      -------           -------
                                                                                      $22,507           $29,556
                                                                                      =======           =======

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

In the quarter ended March 30, 2002, the Company completed an amendment with its senior note holders, which provided that the net impact of the provisions for excess capacity, uncollectables from a related party and product line move recognized in the second quarter would not cause an event of default. The Company's operating results for the quarter ended March 30, 2002, excluding these provisions from the calculation of debt covenants, result in the Company maintaining compliance as of that date.

NOTE 5.   RELATED PARTY TRANSACTIONS

During fiscal 2001, Technologies entered into an agreement to provide working capital bridge financing to OpticNet, an equity investee. Under the terms of the agreement, Technologies agreed to make available to OpticNet, from time to time, until September 28, 2002, an amount not to exceed at any time the aggregate principal amount of $2.0 million. In March 2002, the Company's board of directors approved an increase of $1.0 million to the line of credit with
OpticNet. At March 30, 2002, OpticNet had outstanding borrowings from Technologies totaling $2.7 million on this line of credit. OpticNet's obligation to repay the advances is evidenced by a promissory note, due in full on or before September 28, 2002, unless extended by mutual agreement of the parties. The outstanding principal on the note bears interest at prime plus 1.5% per annum. In the quarter ended March 30, 2002, the Company concluded that the note receivable and the Company's original investment in OpticNet were uncollectable. This determination was a result of OpticNet's inability to attract significant strategic partners or third party financing necessary to sustain operations. Therefore, the Company's note receivable from, and original investment in, OpticNet totaling $3.1 million was deemed uncollectable and a charge of $3.1 million was recorded in the statement of operations.

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

The Company also leases 15,571 square feet of office and manufacturing facilities used for research and development and manufacturing activities in Hayward, California, which it originally subleased entirely to OpticNet under an agreement entered into in October 2001, for an initial term expiring December 2005. During March 2002, OpticNet concluded it was necessary to reduce operating costs due to its inability to obtain significant strategic partners or third party financing. The companies both agreed that a reduction in operations would lower usage of the equipment and the subleased facilities described above. Beginning March 31, 2002, the Company agreed to prorate the annual lease payments from OpticNet, based on the portion of the facilities OpticNet requires to support its current customers.

In the quarter ended March 30, 2002, the Company concluded that portions of the assets held under leases were excess to the Company's requirements. Historically, these assets had been primarily used by OpticNet. This determination was a result of OpticNet's lack of success in attracting strategic partners or third party financing given the current negative conditions prevailing in the fiber optic telecommunications market. In March 2002 the Company recorded a charge of $10.3 million for expected future losses on the leases of the facility and production assets noted above. A portion of the facility and equipment will continue to be used by the Company for its ongoing silicon MEMS research and development effort. As of June 29, 2002, the Company has recognized approximately $495,000 against the related accrual.

In the quarter ended June 29, 2002, the Company provided an additional $1.2 million of financing to OpticNet, intended to be an additional equity investment, which was expensed during the quarter, reflecting the Company's share of OpticNet's net loss for the three-month period from March 31, 2002 through June 29, 2002. The Company is in continuing discussions with OpticNet to provide it with limited additional financing to support its existing customers.

NOTE 6.   RESTRUCTURING

In March 2002, the Company approved a restructuring plan to close a facility and relocate manufacturing activities to a more cost-effective location. As a result, the Company accrued exit costs of $2.2 million related primarily to the closure of manufacturing facilities and administrative functions including the accrual of remaining payments on the facility operating lease, less future anticipated sublease payments. Other exit costs included write-downs of fixed assets and inventories to their fair values. As of June 29, 2002, the Company has recognized approximately $121,000 against this accrual. The Company expects this restructuring plan to be completed within 12 months.

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

                                                          Quarter Ended              Nine Months Ended
                                                     -------------------------   --------------------------
                                                      June 29,      June 30,      June 29,      June 30,
                                                        2002          2001          2002          2001
                                                     -------------------------   --------------------------
                                                            (in thousands except per share amounts)
-----------------------------------------------------------------------------------------------------------
Net sales                                              100.0%        100.0%        100.0%         100.0%
Cost of sales                                           70.8          75.9          73.0           72.9
                                                       -----         -----         -----          -----
Gross margin                                            29.2          24.1          27.0           27.1

Selling, general and administrative expenses            16.2          12.7          15.6           14.2
Research, development and related expenses               7.6           3.1           7.7            3.4
                                                       -----         -----         -----          -----
                                                         5.4           8.3           3.7            9.5

Provision for excess capacity                            0.0           0.0           7.2            0.0
Provision for uncollectables from a related party        0.0           0.0           2.2            0.0
Provision for product line move and other                0.0           0.0           1.6            0.0
                                                       -----         -----         -----          -----
Earnings (loss) before interest and taxation             5.4           8.3          (7.3)           9.5

Interest expense                                         1.2           1.1           1.2            1.0
Other income (expense)                                  (1.1)          0.5          (0.3)           0.2
                                                       -----         -----         -----          -----

Income (loss) before income taxes                        3.1           7.7          (8.8)           8.7
Provision (benefit) for income taxes                     1.1           3.0          (3.1)           3.4
                                                       -----         -----         -----          -----
Net income (loss)                                        2.0%          4.7%         (5.7)%          5.3%
                                                       =====         =====         =====          =====

Quarters ended June 29, 2002 and June 30, 2001

Net sales for the third quarter of fiscal 2002 ended June 29, 2002, decreased $14.0 million or 22.6% to $47.8 million from $61.8 million during the same period in fiscal 2001.

The sales volume decrease was primarily due to lower commercial sales to domestic and foreign automotive customers due to competition supplying yaw rate sensors to the Company's largest customer, and lower automotive production levels. Automotive sensor sales decreased by $13.9 million to $23.7 million in the third quarter of fiscal 2002, from $37.6 million in the comparable period of fiscal 2001. Although the Company's sales have historically been to many customers in a variety of markets, during the third quarters of fiscal 2002 and fiscal 2001, one automotive customer accounted for approximately 37% and 53%, respectively, of the Company's net sales. Sales of non-automotive commercial products increased by $0.3 million over the same period of fiscal 2001, while sales under government contracts decreased $0.4 million from the same period of fiscal 2001.

Cost of sales as a percentage of net sales in the third quarter of fiscal 2002 decreased 5.1 percentage points to 70.8% from 75.9% in the comparable period of fiscal 2001 due primarily to the impact of improved yields on the new automotive sensor cluster product, as well as increased industrial product sales, which typically have a higher margin percentage. There may be additional margin rate variability in future quarters due to the introduction of new products and related changes in average prices, changes in manufacturing processes and volumes, and product life cycles.

Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of fiscal 2002 versus the comparable period of fiscal 2001 due to reduced sales. Actual selling, general and administrative expenses decreased $0.1 million from the prior fiscal year period due to management actions to reduce spending in light of sales decreases in the current year.

Research, development and related expenses as a percentage of net sales for the third quarter of fiscal 2002 increased over the comparable period of fiscal 2001 due to reduced sales and increased research and development spending. Actual research, development and related expenses increased $1.7 million over the prior fiscal year period due to management's dedication to the development of new products, such as the next generation of automotive sensors and improvements to existing product families.

Interest expense as a percentage of sales remained comparable with the same period of the prior fiscal year. The Company's fixed interest rate debt decreased from the same period of the prior fiscal year due to a principal payment on long-term debt in the first quarter of fiscal 2002. In addition, during the most recent quarter, the Company fully repaid the outstanding borrowings on its line of credit as described under "Liquidity and Capital Resources" below.

Other net expense as a percentage of sales increased over the same period of the prior fiscal year due to the Company's interest in the net loss of OpticNet, an equity investee, of approximately $1.2 million, which included severance costs and other expenses to support its current level of operations. These expenses were partially offset by a gain on the sale of excess equipment of $0.4 million, as well as royalty income and other items.

Nine Months ended June 29, 2002 and June 30, 2001

Net sales for the first nine months of fiscal 2002 decreased $44.9 million or 24.0% to $142.2 million from $187.1 million during the same period in fiscal 2001.

The sales volume decrease was primarily due to lower commercial sales to domestic and foreign automotive customers due to competition supplying yaw rate sensors to the Company's largest customer, lower automotive production levels, and to a lesser extent, reduced sales to industrial customers primarily due to the continuing soft economy. Automotive sensor sales decreased by $38.1 million to $73.1 million in the first nine months of fiscal 2002, from $111.2 million in the comparable period of fiscal 2001. Although the Company's sales have historically been to many customers in a variety of markets, during the first nine months of fiscal 2002 and fiscal 2001, one automotive customer accounted for approximately 40% and 51%, respectively, of the Company's net sales. Sales of non-automotive commercial products decreased by $4.4 million from the same period of fiscal 2001, and sales under government contracts decreased $2.4 million from the same period of fiscal 2001.

Cost of sales as a percentage of net sales in the first nine months of fiscal 2002 increased slightly, by 0.1 percentage point, to 73.0% from 72.9% in the comparable period of fiscal 2001, despite the impact of lower sales volumes that resulted in the loss of some production economies of scale for the automotive GyroChip sensors, the introduction and transition to a new sensor cluster product and lower sales volume impacts at other operating units. These negative impacts were almost entirely offset by improved yields on the new automotive sensor cluster product, as well as a greater product mix of industrial product sales, which typically have a higher margin percentage. There may be additional margin rate variability in future quarters due to the introduction of new products and related changes in average prices, changes in manufacturing processes and volumes, and product life cycles.

Selling, general and administrative expenses as a percentage of net sales increased in the first nine months of fiscal 2002 versus the comparable period of fiscal 2001 due to reduced sales. Actual selling, general and administrative expenses decreased $4.4 million from the prior fiscal year period due to management actions in light of sales decreases in the current fiscal year, and the effect of an increase in accounts receivable reserves in the same period in the prior year.

Research, development and related expenses as a percentage of net sales for the first nine months of fiscal 2002 increased from the comparable period of fiscal 2001 due to reduced sales and increased research and development spending.
Actual research, development and related expenses increased $4.5 million over the prior fiscal year period due to management's dedication to the development of new products, such as the next generation of automotive sensors and improvements to existing product families.

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

Interest expense as a percentage of sales increased slightly in the first nine months of fiscal 2002 compared with the same period of the prior fiscal year due to reduced sales and changes in the Company's debt levels. The Company's fixed interest rate debt decreased from the same period of the prior fiscal year due to a principal payment on long-term debt. In addition, during the first nine months of the current fiscal year, the Company borrowed on, and fully repaid, its line of credit as described under "Liquidity and Capital Resources" below.

Other net expense as a percentage of sales increased over the same period of the prior fiscal year due to the Company's interest in the net loss of OpticNet, an equity investee, of approximately $1.2 million, which included severance costs and other expenses to support their current level of operations. These expenses were partially offset by a gain on the sale of excess equipment of $0.4 million, as well as royalty income and other items.

Liquidity and Capital Resources

During the first nine months of fiscal 2002, total cash used by operations was $1.3 million. Cash provided by operations included the positive impact of non-cash charges from depreciation and amortization of $6.3 million and $1.6 million, respectively. In addition, positive impacts to cash resulted from decreases in inventories and other current assets of $3.2 million and $1.1 million, respectively, as well as an increase in other long-term liabilities of $4.6 million and other net impacts of $0.2 million. These items were offset by the net loss of $8.0 million, decreases in accounts payable, income taxes payable and accrued liabilities of $5.4 million, $3.8 million and $1.1 million, respectively.

Cash used by investing activities consisted of equipment purchases of $5.4 million primarily to expand production capacity, partially offset by a decrease in other assets of $0.4 million and proceeds of $0.4 million from sales of fixed assets.

Cash used by financing activities included debt payments of $52.0 million, which consisted of $7.0 million in principal paid on senior notes payable, as well as $45.0 million in payments on the Company's line of credit. Other cash used by financing activities included cash purchases of the Company's stock on the open market for $1.5 million, dividend payments of $0.4 million and other net impacts of $0.1 million. These items were partially offset by proceeds from borrowings on the Company's line of credit of $45.0 million and proceeds from the issuance of common stock of $0.1 million.

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

The Company had no material capital commitments at June 29, 2002.

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

         10.9                  Development and Supply Agreement, dated April 26,
                               2001, by and between Systron Donner Inertial Division
                               and Continental Teves  AG & Co.                             iv

         10.10                 Amendment to Credit Agreement as amended as of March
                               1, 2002, by and between BEI Technologies, Inc., BEI
                               Sensors & Systems Company, Inc. and Wells Fargo Bank,
                               National Association                                        v


         10.11                 Amendment to Note Purchase Agreement as amended as of
                               March 30, 2002, by and between BEI Technologies,
                               Inc., BEI Sensors & Systems Company, Inc.,
                               Connecticut General Life Insurance Company and
                               Allstate Life Insurance Company                             v

         99.1                  Certification Pursuant to Section 906 of the Corporate
                               Fraud Accountability Act

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

(v) Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on May 13, 2002.

*        Items  which  are  management   contracts  or  compensatory   plans  or
         arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2002.


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