Form 10-K
period 2002-09-28
BEI TECHNOLOGIES INC
filed 2002-12-23
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-22799
                             BEI TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                    94-3274498
-------------------------------------      -------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 11, 2002 was $160,941,014 (A). As of December 11, 2002, 14,597,591 shares of Registrant's Common Stock were outstanding.

(A) Based upon the closing sale price of the Common Stock on December 11, 2002 as reported on the NASDAQ National Market System. Excludes 3,436,633 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on December 11, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's  Proxy  Statement  with  respect  to its  2003  Annual  Meeting  of
Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this report.


                                                  TABLE OF CONTENTS
                                                                                                               Page
PART I

         Item 1.           Business.......................................................................        3

         Item 2.           Properties.....................................................................       18

         Item 3.           Legal Proceedings..............................................................       19

         Item 4.           Submission of Matters to a Vote of Security Holders............................       19

PART II

         Item 5.           Market for Registrant's Common Equity and
                           Related Stockholder Matters....................................................       19

         Item 6.           Selected Financial Data........................................................       21

         Item 7.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..................................       22

         Item 7a.          Quantitative and Qualitative Disclosures About Market Risk.....................       28

         Item 8.           Financial Statements and Supplementary Data....................................       29

         Item 9.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure.........................................       50

PART III

         Item 10.          Directors and Executive Officers
                           of the Registrant..............................................................       50

         Item 11.          Executive Compensation.........................................................       50

         Item 12.          Security Ownership of Certain Beneficial
                           Owners and Management..........................................................       50

         Item 13.          Certain Relationships and Related Transactions.................................       50

PART IV

         Item 14.          Controls and Procedures........................................................      50

         Item 15.          Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K........................................................       50

Signatures                 ...............................................................................       54

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

PART I

ITEM 1.  BUSINESS

Introduction

         BEI Technologies ("Technologies" or the "Company") was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares in Technologies (the "Distribution") to all the stockholders of record of BEI Electronics, Inc. ("Electronics") on September 24, 1997. BEI Electronics was subsequently renamed BEI Medical Systems Company, Inc. and acquired by Boston Scientific Corporation in 2002. The principal business and operations of Technologies are conducted within one business segment and are carried out by operations which design, manufacture and sell electronic devices that provide vital sensory input and actuation for the control systems of advanced machinery and automation systems. Sensors designed and manufactured by Technologies, most of which are concerned with physical motion, provide information that is essential to logical, safe and efficient operation of sophisticated machinery. Technologies also develops and produces motors and actuators, which are the prime movers in high performance machinery.

         Effective as of October 30, 2000, the Board of Directors of Technologies declared a one-for-one stock dividend to its stockholders of record as of the close of business on October 30, 2000. Stockholders of record as of such date received one additional share of the common stock of Technologies for each share held as of such date, and cash in lieu of any fractional share of Technologies common stock. The stock dividend was paid November 21, 2000.

         The Company's long-term strategy is to provide, on a global basis, selected advanced intelligent sensors, actuators and sensor based subsystems utilizing proprietary technologies. Management believes that intelligent sensory input to machine control systems and computers will be increasingly crucial to the productive functioning of a modern economy. Accordingly, Technologies' goal is to maintain, develop and acquire a diverse offering of advanced sensor products, and manufacture and sell these with complementary products. The Company targets technology-based markets for subsystems and end products in which its traditional sensors, micromachined sensors, motors and actuators play an enabling role. The Company's near term initiatives include: (a) increase global penetration of the quartz "yaw" sensor for the automotive industry (as described below); (b) leverage the advancements made to the GyroChip from automotive efforts into the current opportunities of the aerospace and defense markets; (c) development and commercialization of other internally developed technologies that have broad industrial and commercial applications for motion control, pressure, rate and position sensing; and (d) expand product lines through synergistic acquisitions and strategic relationships of complementary and value added technologies.

         A key feature of the Company's strategy is to be recognized worldwide as the most capable source for the sensor categories the Company produces. The Company's traditional emphasis has been on producing highly engineered sensing components and assemblies. The Company believes it differentiates itself by offering (a) superior technology to solve a customer problem (including innovative proprietary technology); (b) quality service; and (c) application engineering expertise in recommending and prescribing technical solutions for customers' applications. The Company's products are not sold as commodities. Its strategy is to provide technical solutions and customer service that, together with the products themselves, create value and give the customer confidence that the product has been expertly prescribed and applied.

         By way of more specific examples, the Company's engineers regularly address the following illustrative machine control requirements of customers:

         (1) Many automobiles now have computer-controlled stability enhancement systems to assist drivers in maintaining control of the vehicle in slippery conditions. In some of these systems, one of the Company's sensors tells the computer system the present direction and angle of the steering wheel, while another of the Company's sensors instantly measures and reports the presence of yaw forces which if excessive could cause the vehicle to spin out or fishtail. The automation system relies on these sensors to compare the driver's indicated direction with the actual result and can then take corrective action automatically. To this end the Company provides special GyroChip quartz sensors.

         (2) Commercial and military aircraft utilize many sensors to help control movements of the aircraft's control surfaces as well as provide instrumentation readings to the pilot on the aircraft's heading and position. The Company's GyroChip sensors are engaged in sensing for yaw damping, back up attitude-heading and reference instruments, and navigation instrumentation on many platforms.

         (3) Advanced control systems in tractors, trucks, automobiles and construction equipment need position data in order to control implements on tractors and adjust engine speed and other automated functions on all such equipment and vehicles. The Company's potentiometers provide the necessary data for steering, throttle and seat position as well as for positioning tools on industrial or off-road equipment.

         (4) Semiconductor production equipment requires extremely fast yet accurate control of start-move-stop action on x-y-z positioners and tools. The Company's magnetic actuators provide the energizing force for such tasks.

         (5) A pick and place robot needs to know how far its "elbow" and "wrist" joints have moved in order to control the speed and position of its "hand." Factory automation customers typically use optical encoders in pick and place robots and in other position control applications.

         (6) During normal operation, an elevator system needs to know exactly where each car is. (Is the car between floors or not? Are the doors open or closed?) In both the foregoing examples, the Company's encoders could measure speed, exact location or door position.

         (7) An antenna on a moving ship needs to be actively stabilized so that the antenna will continuously point at a satellite or another ship's pencil beam communication signal. For such an application the Company could supply its proprietary GyroChip quartz rate sensor. It might also supply motor-encoders and actuators to drive the compensating action of such a system.

         (8) Various medical systems require compact, high reliability, air flow and pressure regulation. The Company provides motors for blower assemblies and/or magnetic actuators for fast acting pressure regulating valves.

         (9) A number of today's heavy equipment vehicles used in off-road applications are utilizing drive-by-wire technologies. A number of the Company's sensors are utilized to provide the input for steering and throttle functions of these vehicles.

Customers and Markets

         The foregoing examples illustrate a few of the thousands of machine control situations for which the products of the Company are used. Customers who buy the Company's products are makers and users of many different kinds of machinery and systems used in diverse markets and industries. Important market categories include transportation (including cars, trucks, mass transit, construction and farm equipment), factory automation, process control, health care and scientific equipment, and military, aviation, space and telecommunications applications.

         The Company considers its large number of customers and the scope of existing and potential applications for its products to be a source of the Company's existing business strength and an opportunity for continued long-term growth.

         The Company's brands have been well established in North America for many years and were distributed during the past fiscal year through
Technologies' sales force to more than 7,400 different commercial customers, principally in the United States. These customers include both end users and original equipment manufacturers. The Company ships 91% of sales to commercial customers, with approximately 56% to the automotive market and 44% to other industrial markets. The value of individual orders from industrial customers is typically less than $100,000.

         Sales from operations to the U.S. Government (or prime contractors who manage government funded projects) represented approximately 9% of the Company's net sales in fiscal 2002, 8% in fiscal 2001 and 9% in fiscal 2000. One customer, Continental Teves AG & Co. ("Continental Teves"), accounted for approximately 39%, 49% and 37% of net sales in fiscal year 2002, 2001 and 2000, respectively. In fiscal 2002, approximately 50% of the Company's sales occurred in foreign markets with approximately 4% sold in foreign currency.

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

          1.   Traditional sensors;

          2.   Micromachined sensors;

          3.   Magnetic actuators and motors; and

          4.   Engineered   subsystems  (such  as  inertial  measurement  units,
               scanner   assemblies,   electronic   servo  control  systems  and
               trackballs).

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

         Position Sensors. Similar in basic function to encoders, position sensors are potentiometric or noncontacting technology devices that measure motion by analog (not digital) changes in electrical potential, magnetic field or inductive field. These changes may sometimes be subsequently translated into digital code. Position sensors are used as economical motion sensing devices for throttle, steering, suspension, and seat and mirror position controls in automobiles and in some heavy equipment, such as earth movers, construction equipment and farm machinery. They are also used to measure position in such applications as actuators on molding presses, saw mills and numerous other types of industrial equipment and in oil well logging calipers.

         Traditional Accelerometers. Traditional accelerometers using traditional mechanical technology (e.g., a moving mass suspended by a pivot and jewel mechanism) rely on the movement of complex machined metallic parts to measure linear and angular motion.

   Micromachined Sensors

         Rate Sensors. A rate sensor provides precise and reliable measurement of minute linear and angular motion for control, guidance and instrumentation. In general, these devices operate without need for direct linkage to the driving mechanisms. Such measurements are required for heading and attitude reference instruments and flight control needs in aircraft and missiles, stabilization of satellites, stabilization control of antennae on aircraft, ships and other moving platforms, navigation of aircraft and vehicles, and for intelligent vehicle stability, roll-over and navigation systems in the automotive industry. Technologies produces miniature, solid state quartz rate sensors based on innovative and proprietary chemical micromachining of a single element from crystalline quartz using photolithographic methods similar to those used in the manufacture of silicon semiconductor chips. The advantages of quartz rate sensors over traditional mechanical units are increased reliability, reduced size, and lower production and life cycle costs. This family of rate sensors is known as the GyroChip.

         The Company's family of GyroChip quartz rate sensors, developed primarily to accommodate the need for reliable and high precision yet economical gyros, have found use in varied applications. The most frequent use of GyroChip units is as yaw sensors in stability control or spinout prevention systems for automobiles. GyroChip sensors provide performance suitable for commercial, military, aviation and space applications while offering ruggedness, lower cost, longer life, and smaller size than many other gyro technologies.

         Pressure Sensors. Pressure sensors measure absolute, gage or differential pressure from vacuum to 10,000 psi. Various sensing technologies are used, including silicon micromachined systems used for commercial and industrial markets. The

Company provides standard products as well as application specific solutions to pressure measurement requirements.

         Micro-Electromechanical Systems ("MEMS"). MEMS are a new category of ultra small devices, usually micromachined from crystalline materials such as quartz or silicon. The GyroChip sensors and other quartz devices discussed above are examples of MEMS currently being sold by Technologies. Management expects the Company's MEMS research and development programs to lead to new devices for sensing motion, pressure and other physical parameters.

    Magnetic Actuators and Motors

         Magnetic Actuators. Magnetic actuators are used in place of cams or motors to achieve fast and precise control of short stroke linear or limited rotary motion. Actuators using very high-energy magnets are also produced for specialized applications requiring intense force, torque or acceleration relative to the size of the device.

         Brushless DC Motors. Brushless DC Motors give high performance and efficiency in compact, lightweight packages. These motors, which feature high-energy magnets, are characterized by long life and low acoustic and electrical noise. They are well suited to high reliability applications, such as in respiration therapy equipment where there is a long life requirement, where the risk of dust from a brush motor could be troublesome or where electrical noise could disrupt computers or computer-controlled equipment.

   Engineered Subsystems

         Inertial Measurement Units ("IMU") and Navigation Subsystems. These subsystems are a fundamental element of virtually all inertial navigation and position or attitude reporting systems. Even systems that rely on the Global Positioning Satellite ("GPS") network frequently must have an IMU built in to ensure a back up in case the GPS signal is interrupted. Technologies has made new breakthroughs in size, reliability and cost for it's proprietary IMU subsystems. BEI has integrated GPS, IMU, and software to market complete navigation subsystems.

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

         Servo Systems. Servo Systems are closed-loop electronic systems that control the position and/or velocity of rotating shafts, linear assemblies or other moving parts by noting a desired rate of movement and position (usually input from computers or control electronics), monitoring the actual position and rate of movement (using an appropriate encoder or other sensor) and constantly providing feedback that indicates whether further action is required to achieve or maintain the desired performance.

         Trackballs. BEI trackballs have flexible and rugged designs that allow them to be an integral part of a keyboard as well as in stand-alone cursor positioners. They are used in ultra-sound scanning machines, factory automation and defense applications. The flexibility is provided by the interface electronics design that accommodates various standard and customized interfaces and rugged performance is provided by a proprietary ball sealing technique that allows operation in harsh environments.

Backlog

         Backlog figures for the Company at September 28, 2002 and at September 29, 2001, were $72,639,000 and $76,272,000, respectively.

         The Company's commercial operations typically ship standard products within 3 to 90 days after receipt of a purchase authorization. Management of the Company believes that its competitive position depends in part on minimizing the time that elapses between receipt and shipment of an order. Products that require special analysis, design or testing, such as those produced for customers in the aviation or space technology markets, are generally shipped from six to eighteen months after receipt of the purchase authorization.

         In the case of U.S. Government contracts, backlog includes only the applicable portion of contracts that are fully funded by a procuring Government agency. All U.S. Government contracts and subcontracts are subject to termination by the U.S. Government at-will, traditionally with compensation for work completed and costs incurred.

         Backlog figures for the Company include aggregate contract revenues remaining to be earned by the Company, principally over the next twelve months, for scheduled deliveries under existing contracts. Some contracts undertaken by Technologies extend beyond one year. Accordingly, portions of certain contracts are carried forward from one year to the next as part of backlog. All orders considered backlog for the Company as of September 28, 2002 are scheduled for shipment during fiscal 2003. There can be no assurance that all existing contract backlog will eventually result in revenue and, accordingly, the amount of backlog at any date is not necessarily a reliable indicator of future revenue or profitability trends.

Competition

         Competitors for various products offered by the Company are found among certain divisions or product lines of large, diversified companies such as Bosch, Danaher Corp., Litton, Panasonic, Rockwell International, Invensys, Siemens AG and General Electric. There are smaller or product-specific companies, some of whose products compete with those of the Company, including CTS Corp., Heidenhain, Silicon Sensing Systems, Kulite Semiconductor, Servo Magnetics Corp., Bourns, Inc., Kavlico Corp. and BI Technologies Corp.

         In its principal markets, the Company believes that competition is based primarily on design, performance, reliability, price, delivery, service and support. The Company believes that it competes favorably with respect to these factors.

Manufacturing

         The Company's manufacturing operations provide a mix of standard and custom products designed to meet the specialized requirements of particular customers. The Company's products, whether standard or custom, are normally manufactured in response to customers' orders and are in general not held as finished goods. Most are assembled from parts or subassemblies that are proprietary to the Company. The Company relies on various sources for its raw material components. See "Business--Risk Factors--Dependence Upon Key Suppliers."

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

Research and Development

         The Company's research and development focus has included improving performance and yields of existing products, with special emphasis on the quartz sensors used in high accuracy IMU's and high volume yaw rate sensors for the automotive industry. Substantial effort has also been devoted to the development of efficient manufacturing methods necessary for competitive pricing of the Company's products while maintaining the required quality for the automotive market. The Company has begun transition to the next generation quartz fork sensor. Value engineering reduced the size and thickness of this next generation fork enabling faster etch time and nearly doubling the forks per wafer from prior generation 16 forks per wafer to current configuration 30 forks per wafer. Several patent applications for this configuration were filed and to date one has been issued.

         During the 2002 fiscal year, the Company continued development and commercialization of a new non-contacting angular position sensor referred to as NCAPS. The development was driven by the Company's perception of market demand for a technology usable in high volume applications (e.g., steering sensors, medium resolution absolute angular position measurement sensors), that would overcome the limitations of contacting sensors as well as the limitations of currently available non-contacting sensors. The design and architecture of the NCAPS (essentially a digitally processed proprietary transceiver sensor unit), when combined with the Company's existing manufacturing expertise, may lend itself to high volume production. The Company believes applications for this technology may cover a wide spectrum within the automotive and industrial market sectors. The Company also continued to work with customers on applications using a dual output hall effect angular position sensor for use in heavy duty off road and military applications.

         Management of the Company believes that its future success will depend in part on its ability to continue to enhance its existing products, and to develop and introduce new products that maintain technological leadership, meet a wider range of customer needs and achieve market acceptance. Accordingly, the Company's internally funded research, development and related engineering expenditures were approximately $15.4 million, $8.8 million and $8.9 million in fiscal 2002, 2001 and 2000, respectively. In addition, customer-funded research and development expenditures charged to cost of sales were $0.5 million, $0.2 million and $0.6 million, respectively, for the same periods. Development of the Company's portfolio of rate sensors, including the NCAPS, comprised most of the prior years' customer-funded research and development expenditures. As these sensors have moved from the development stage to production, there has been a corresponding decrease in customer-funded research and development expenditures.

         From time to time, the Company's research and development efforts may result in the development of proprietary technology only tangentially related to the Company's core business. During fiscal 2000, the Company undertook to distribute shares in a majority-owned subsidiary, OpticNet, Inc. ("OpticNet"), founded to exploit such derivative technology, to its stockholders. Certain proprietary technology related to and useful in the optical networking industry was contributed to OpticNet at such time. At the close of business on October 30, 2000, Technologies declared a distribution to its stockholders of approximately 42% of the outstanding securities of OpticNet. In the distribution, each holder of record of Technologies common stock as of the close of business on October 30, 2000 received one share of OpticNet common stock for every two shares of Technologies common stock held, and cash in lieu of any fractional shares of OpticNet common stock. OpticNet has deferred development of future fiber optic components and subsystems for use in telecommunication systems until additional external funding is available. Management of the Company views OpticNet's ability to continue as a stand alone entity highly uncertain, absent significant positive developments in the optical networking industry and new opportunities for OpticNet.

Employees

         As of September 28, 2002, Technologies had 1,104 employees, including 153 in research, development and engineering, 125 in administration, 57 in marketing and sales, and 769 in operations. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. The Company's employees are not covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

Intellectual Property

         The Company relies primarily upon trade secrets and know-how to develop and maintain its competitive position. In addition, the Company and its subsidiaries currently hold 89 U.S. patents and 36 foreign patents with expiration dates ranging from February 2003 to January 2021. Because many of these patents relate to technology that is important to certain of the Company's products, the Company considers these patents to be significant to its business.

         While management believes that the Company's intellectual property rights are important, management also believes that because of the rapid pace of technological change in the industries in which the Company competes, factors such as innovative skills, technical expertise, development and utilization of customized ASIC's, the ability to adapt quickly to technological change and evolving customer requirements, product support and customer relations are of equal competitive significance.

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

Facility Security Clearance

         The Company has several facility security clearances from the U.S. Government. During fiscal 2002 the Company did not have any net sales derived from work requiring such clearance, but these sales are expected in future years. A portion of the Company's net sales in fiscal 2001 and 2000 was derived from work for which this clearance was required. Continuation of this clearance requires that the Company remain free from foreign ownership, control or influence (FOCI). In addition, the Company is required to comply with the regulations promulgated by the Defense Security Service (DSS), which relate, in large part, to the Company's control of classified documents and other information. Management does not believe that there is presently any substantial risk of FOCI or DSS noncompliance that would cause any of its security clearances to be revoked.

Regulation of Foreign Sales

         Certain of Technologies' exports are subject to restrictions contained in the U.S. Department of State's International Traffic in Arms Regulations and require export licenses in order to be sold abroad. Non-defense related foreign sales are generally governed by the Bureau of Export Administration of the U.S. Commerce Department, which also frequently requires export licenses. The Company's net sales to foreign customers constituted approximately 50%, 56% and 45% of revenues for fiscal 2002, 2001 and 2000, respectively. To date, the Company has not experienced any significant difficulties in obtaining the requisite licenses. In addition, the Company is subject to the Foreign Corrupt Practices Act, which prohibits payments or offers of payments to foreign officials for the purpose of influencing an act or decision by a foreign government, politician or political party in order to assist in obtaining, retaining or directing business to any person.

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

Competition

         The principal competitive factors affecting the market for the Company's products include product functionality, performance, quality, reliability, price, compatibility and conformance with industry standards, and changing customer systems requiring product customization. Several of the Company's existing and potential competitors, including those noted above under "Business - Competition", have substantially greater financial, engineering, manufacturing and marketing resources than does the Company. Further, the technologies offered by the Company may compete for customer acceptance with technologies offered by other manufacturers, such as resolvers, inductosyns, magnetic encoders, laser gyros, fiber optic gyros and silicon gyros. There can be no assurance that other companies will not develop more sophisticated, more cost-effective or otherwise superior products which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Manufacturing Experience Risk; Scale-Up Risk; Product Recall Risk

         Technologies is continuing the process of adding production capacity for its automotive yaw rate sensors to respond to the expected future demand for quantities required by the automobile market. The Company has relatively recent experience in large-scale manufacturing having produced 1.8 million automotive quartz rate sensors in fiscal 2001. In fiscal 2002, the Company manufactured approximately 1.2 million units of its automotive quartz rate sensor in its Concord, California facility, which supplied sensors to approximately 5% of new automobiles sold in the North American and European markets in fiscal 2002. In years prior to fiscal 2001, the Company encountered difficulties in scaling up production of the GyroChip sensors, including problems involving production yields, component supplies and shortages of qualified personnel. Although many of these issues were resolved in fiscal 2001, a continued ramp up is expected by management beyond fiscal 2002. A failure by the Company to manufacture and deliver products in a timely fashion could harm the Company's reputation and cause the loss of potential future sales and the Company could be forced to pay penalties to customers in the event of contract breach for delivery failures. These types of manufacturing delays can occur for various reasons, including a lack of manufacturing capacity, the failure of a supplier to provide components in a timely fashion or with acceptable quality, or an inability by the Company to attract and retain qualified manufacturing personnel. There can be no assurance that future manufacturing difficulties or product recalls, either of which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

Manufacturing Processes and Equipment

         The Company manufactures certain products such as quartz rate sensors, potentiometers and some shaft encoders using extremely complex proprietary
processes  and  equipment.   The   fabrication   of  these   products   requires
manufacturing efforts to occur in a highly controlled and ultra-clean environment, and accordingly these products are extremely sensitive to changes in manufacturing conditions. The Company is largely dependent on its Concord, California facility to meet the volume of manufacturing required by the automotive market. In the event of a production disruption, the possibility exists that equipment could be damaged or that process disciplines and controls could be temporarily lost, which would cause the Company to experience problems achieving acceptable manufacturing rates and yields. Such a disruption of production could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Personnel

         The Company depends to a significant degree on the continued contribution of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success also depends on its ability to attract and retain additional highly qualified management and technical personnel. Skilled technical personnel in the Company's industry are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense and they are often subject to offers from competing employers, particularly in northern California where certain of the Company's facilities are located and there is a high concentration of technology companies. There can be no assurance that the Company will be able to retain its key employees, or that it will be able to attract or retain additional skilled personnel as needed. The Company does not currently maintain key person insurance on any employee. See "Business-Employees" and "Part I-Directors and Executive Officers of the Company."

Dependence Upon Key Suppliers

         Although the majority of the components used in Company products are available from multiple sources, several components are built or provided to the Company's specifications. Such components include quartz, supplied by Sawyer Research Products, Inc.; CAN Bus and microprocessor chip sets, supplied by Texas Instruments; housings, supplied by C&H Casting; gold pellets, supplied by Vacuum Engineering & Material Co., Inc.; PWB/ case assemblies, supplied by Kimball Electronics Group; injection molding, supplied by L. W. Reinhold, Inc.; substrates, supplied by Aurora Circuits, LLC; two types of ASIC's, supplied by National Semiconductor Corporation and Flextronics Semiconductor, Inc.; and two types of LED's, supplied by Optek Technology, Inc. and Opto Diode Corp. The Company currently relies on single suppliers for these components. Any increase in the cost of the components used in the Company's products could make the Company's products less competitive and lower the Company's gross margin. Additionally, the Company's single source suppliers could enter into exclusive agreements with or be acquired by one of the Company's competitors, increase their prices, refuse to sell their products to the Company, discontinue products or go out of business. To the extent acceptable alternative suppliers are available to the Company, identifying them and entering into arrangements with them is difficult and time consuming requiring validation of quality standards. Additionally, consolidations among the Company's suppliers could result in other sole source suppliers. There can be no assurance that there will not be a significant disruption in the supply of such components in the future, or in the event of such disruption, that the Company will be able to locate alternative suppliers of the components with the same quality at an acceptable price. An interruption in the supply of components used in the manufacture of the Company's products, particularly as the Company scales up its manufacturing activities in support of commercial sales, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Customers

         Approximately 39% of the net sales of the Company in fiscal 2002 were to Continental Teves for the automotive quartz rate sensor product used in automobile stability control systems. Continental Teves integrates the Company's sensor product into independently developed products and markets the integrated systems to various customers in the automobile industry. This concentration of sales is expected to expand in fiscal 2003 and beyond. The Company is currently transitioning to its next generation automotive quartz yaw rate sensor product, a multi-sensor cluster configuration. The Company expects to continue to increase production of the GyroChip sensors (see "Business--Risk Factors--Manufacturing Experience Risk; Scale-Up Risk; Product Recall Risk") to meet the requirements of its contracts with Continental Teves in FY 2003 and beyond. In addition, the Company is in discussion with Continental Teves and other automotive customers that could lead to extensions of existing contracts and to new contracts. There can be no assurance that the Company will be able to retain or extend its contracts with Continental Teves or other automotive customers, or obtain new contracts on favorable terms, or that the product will continue to achieve continuing growth beyond the end of the current contracts, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Contracting with the U.S. Government

         Approximately 9%, 8% and 9% of the net sales of Technologies in fiscal 2002, 2001 and 2000, respectively, were derived from contracts with the U.S. Government or under subcontract to other prime contractors to the U.S. Government. Because a significant portion of Technologies' business is derived from contracts with the Department of Defense or other agencies of the U.S. Government, the Company's business is sensitive to changes in U.S. Government spending policies that can have significant variations from year to year. At various times, the Company's results have been adversely affected by contract cutbacks and there can be no assurance that the Company's results of operations will not in the future be materially and adversely affected by changes in U.S. Government procurement policies or reductions in U.S. Government expenditures for products furnished by the Company.

         Under applicable regulations, various audit agencies of the U.S. Government conduct regular audits of contractors' compliance with a variety of U.S. Government regulations. The U.S. Government also has the right to review retroactively the cost records under most U.S. Government contracts. Contract prices may be adjusted in the event the U.S. Government determines that the Company submits incomplete, inaccurate or obsolete cost or pricing data. Government contracts and subcontracts generally provide for either a fixed price, negotiated fixed price or cost-plus-fixed-fee basis for remuneration. The majority of the contracts with the U.S. Government are competitive fixed price or negotiated fixed price contracts, although cost-plus-fixed-fee contracts provided approximately 1.5% of the Company's net sales in fiscal 2002. For fixed price contracts, the Company bears the risk of cost overruns and derives the benefits from cost savings. As a result, greater risks are involved under fixed price contracts than under cost-plus contracts because failure to anticipate technical problems, estimate costs accurately or control costs during contract performance may reduce or eliminate the contemplated profit or may result in a loss.

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

International Sales

         Sales to customers located outside the United States accounted for approximately 50%, 56% and 45% of the Company's net sales in fiscal 2002, 2001 and 2000, respectively. Most of these sales were to Continental Teves, located in Germany. The Company expects that international sales will continue to represent a significant portion of the Company's product revenues and that the Company will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and complying with a wide variety of foreign laws. Although the Company has not previously experienced significant difficulties under foreign law in exporting its products, there can be no assurance that the Company will not experience such difficulties in the future. In addition, because the Company primarily invoices its foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for the Company's products by causing its prices to be out of line with products priced in the local currency. Such difficulties could have a material adverse effect on the Company's international sales and a resulting material adverse effect on the Company's business, operating results and financial condition.

Financial Risk Covered by Insurance or Uninsured

         It is the policy of the Company to insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, workers' compensation, comprehensive general liability, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although the Company believes that its insurance coverage is reasonable, significant events such as judicial decisions, legislation, economic conditions and large losses could materially affect the Company's insurance obligations and future expense.

Possible Volatility of the Company's Common Stock Price

         The price of the Company's Common Stock has fluctuated widely in the past. Sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Company's Common Stock. The management of the Company believes that such past fluctuations may have been caused by the factors identified above as well as announcements of new products, quarterly fluctuations in the results of operations and other factors, including recent volatility in stock prices for technology focused companies as a whole. These factors, as well as general economic, political, market and other factors unrelated to operating performance may adversely affect the market price of the Company's Common Stock. The Company anticipates that the price for Technologies Common Stock may continue to be volatile for the same reasons. Future stock price volatility for Technologies Common Stock could provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on the Company's business, operating results and financial condition.

Voting Control by Officers, Directors and Affiliates

         At September 28, 2002 the Company's officers and directors and their affiliates beneficially owned approximately 24% of the outstanding shares of the Company's Common Stock. Accordingly, together they have the ability to significantly influence the election of the Company's directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

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

Risk of Extended Economic Downturn

         The United States has been experiencing a general economic downturn, particularly in the manufacturing sector. Although economic conditions may have leveled off, the Company has yet to see significant improvement in economic conditions and cannot predict when improvements might occur. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the current downturn in the economy remains for an extended period, Technologies will suffer from the lack of opportunities to grow sales as customers will continue to limit their spending. Specifically, the recent downturn and continuing lack of growth in the economy has resulted and may continue to result in diminished factory utilization and decreased consumer demand in the automobile, aviation, aerospace and factory automation markets, resulting in lower demand for Technologies' products. In addition, the continuing adverse impact of the downturn on the capital markets could impair Technologies ability to raise capital as needed and impede the Company's ability to expand.

         In addition, this economic downturn has been exacerbated by the terrorist attacks in New York and Washington, D.C., which caused disruption to commercial activities in the United States and internationally. The long-term impact of the terrorist attacks on the economy as a whole, and specifically to the automotive industry, government programs, and other industries to which Technologies sells, is not known at this time. Any future terrorist attacks or outbreaks, or escalation of hostilities arising out of any attacks, or concerns that attacks or hostilities may occur, could adversely affect the United States economy in general, including the capital markets, which in turn could adversely impact the worldwide economy and prolong or intensify the current downturn.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company and their ages as of December 1, 2002 are as follows:


                    Name                       Age                         Position
                    ----                       ---                         --------

     Charles Crocker........................    63     Chief Executive Officer and Chairman of the Board of Directors

     Dr. Asad Madni.........................    55     President, Chief Operating Officer and Director

     John LaBoskey..........................    49     Senior Vice President and Chief Financial Officer

     Robert R. Corr.........................    56     Vice President, Secretary, Treasurer and Controller

     Gerald D. Brasuell.....................    54     Vice President and General Manager, BEI Systron Donner
                                                       Automotive Division

     David Pike.............................    49     Senior Vice President Divisional Administration and Human
                                                       Resources

     Richard M. Brooks(1)(2)................    74     Director

     George S. Brown(2).....................    81     Director

     C. Joseph Giroir, Jr.(1)(2)............    63     Director

     Dr. William G. Howard, Jr.(1)..........    61     Director

     Gary D. Wrench ........................    69     Director

-----------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

Directors

         Mr. Brooks began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. From 1987 until his resignation as a result of the Distribution, he served as a director of Electronics. He is currently an independent financial consultant, and also serves as a director of Granite Construction, Inc. and the Western Farm Credit Bank, a private company. Mr. Brooks holds a B.S. from Yale University and an M.B.A. from the University of California, Berkeley.

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

         Mr. Crocker began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a founder of Electronics and was named Chairman of the Board of Directors of Electronics in October 1974. He continued to serve as a Director of BEI Medical Systems, Inc. (formerly Electronics prior to September 1997) until the sale of BEI Medical Systems, Inc. in June 2002. Mr. Crocker has served as Chairman of the Board of Directors of Technologies since October 1997. Mr. Crocker assumed the positions of President (in which position he served until May 2000) and Chief Executive Officer of Technologies, effective October 1, 1997, after resigning as President and CEO of Electronics as a result of the Distribution. Mr. Crocker served as President of Crocker Capital Corporation, a Small Business Investment Company, from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of Fiduciary Trust International, Pope & Talbot, Inc. and Teledyne Technologies, Inc. Mr. Crocker also serves as director of OpticNet, Inc., a minority owned subsidiary of the Company. Mr. Crocker holds a B.S. from Stanford University and an M.B.A. from the University of California, Berkeley.

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

         Dr. Howard began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a director of Electronics from December 1992 until his resignation as a result of the Distribution. He is currently an independent consulting engineer in microelectronics and technology-based business planning. From 1987 to 1990, Dr. Howard served as Senior Fellow of the National Academy of Engineering and, prior to that time, held various technical and management positions with Motorola, Inc., most recently as Senior Vice President and Director of Research and Development. He currently serves as director of RAMTRON International Corp., Credence Systems, Inc., Thunderbird Technologies, Inc., Xilinx, Inc., and Arete, Inc., a private company. Dr. Howard holds a B.S.E.E. and an M.S. from Cornell University and a Ph.D. in electrical engineering and computer sciences from the University of California, Berkeley.

         Dr. Madni was appointed President and Chief Operating Officer of the Company in May 2000. He began serving as a Director and as a Vice President of the Company in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. Dr. Madni was appointed President of BEI Sensors & Systems Company, Inc. in October 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors & Controls Group, of which Dr. Madni had been President since October 1992. Prior to joining Electronics in 1992, he served over 17 years in various senior level technical and executive positions with Systron Donner Corporation, a manufacturer of avionics and aerospace sensors and subsystems. He was most recently Chairman, President and CEO of Systron Donner Corporation, a subsidiary of Thorn/EMI. Dr. Madni's degrees include a B.S. and M.S. in Engineering from the University of California, Los Angeles, and a Ph.D. in Engineering from California Coast University. He is also a graduate of the Engineering Management Program from the California Institute of Technology, the AEA/Stanford Executive Institute from Stanford University, and the Program for Senior Executives from the Massachusetts Institute of Technology, Sloan School of Management. He is a Chartered Engineer and Fellow of the Institute of Electrical and Electronics Engineers, the Institution of Electrical Engineers, the Institute for the Advancement of Engineering, the New York Academy of Sciences, the American
Association for the Advancement of Science, and the International Biographical Association.

         Mr. Wrench began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was Senior Vice President and Chief Financial Officer of Electronics from July 1993 until his resignation as a result of the Distribution, and held these same positions with Technologies until his retirement in May 2000. Mr. Wrench was named a Director of Electronics in February 1986. He continued to serve as a Director of BEI Medical Systems, Inc. (formerly Electronics prior to September 1997) until the sale of BEI Medical Systems, Inc. in June 2002. He also serves as a director of OpticNet, Inc., a minority owned subsidiary of the Company, and has served as Chief Financial Officer of that company since May 2000. From April 1985 to July 1993, he served as Vice President of Electronics and President and Chief Executive Officer of BEI Motion Systems Company, Inc., then a wholly owned subsidiary of Electronics that is now a part of the Company. Mr. Wrench holds a B.A. from Pomona College and an M.B.A. from the University of California, Los Angeles.

Staggered Board of Directors

         The Company has a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class III directors to expire at the 2003 annual meeting of stockholders, the term of office of the Class I directors to expire at the 2004 annual meeting of stockholders and the term of office of the Class II directors to expire at the 2005 annual meeting of stockholders. Class III consists of Mr. Brooks and Dr. Howard; Class I consists of Mr. Brown and Mr. Crocker; and Class II consists of Mr. Giroir, Dr. Madni and Mr. Wrench. Directors elected to succeed those directors whose terms expire will be elected to a three-year term of office. All directors hold office until the next annual meetings of stockholders at which their terms expire and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships between any of the officers and directors.

Executive Officers

         In addition to Mr. Crocker and Dr. Madni, whose positions with Technologies, experience and educational background are described under Directors above, the following persons are also Executive Officers of
Technologies:

         Mr. Brasuell is Vice President and General Manager of the Systron Donner Automotive Division of BEI Technologies. Mr. Brasuell was appointed to this position in December 2002. He served as General Manager of the Systron Donner Inertial Division from October 1995 to February 2002. Until December 2002, Mr. Brasuell held a Corporate Development Position. From 1985 until 1995 Mr. Brasuell held executive staff level positions at Systron Donner Inertial Division in Program Management and

Contracts, Advanced Product Development and Manufacturing. Between 1976 and 1986 Mr. Brasuell held various technical and management positions at Systron Donner Inertial Division.

         Mr. Corr was named a Vice President of Technologies in March 2000. He has served as Treasurer, Controller and Secretary of Technologies since September 1997 and held these same positions with Electronics prior to the Distribution in September 1997. Mr. Corr resigned from his positions with Electronics immediately prior to the Distribution. Mr. Corr served as Secretary of Electronics in February 1995 and served as Controller from November 1989 and as Treasurer from November 1987 until his resignation immediately prior to the Distribution. From 1978 to 1987, he was employed by AMPEX Corporation, an electronics and magnetic media company, in various financial positions. From 1975 to 1978, he was an auditor with Arthur Andersen LLP. Mr. Corr received a B.B.A. from Loyola University in 1968 and his CPA in 1978 from the State of California.

         Mr. LaBoskey began serving as Senior Vice President and Chief Financial Officer of the Company, in May 2000. He was appointed Vice President and Chief Financial Officer of BEI Sensors & Systems Company Inc., in October 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors & Controls Group, of which Mr. LaBoskey had served as Vice President and Controller since 1992. Prior to joining Electronics in 1992, he served for 7 years as Controller for Systron Donner Corporation, Microwave Division, a manufacturer of avionics and aerospace sensors and subsystems. Mr. LaBoskey's degrees include a Bachelor of Arts from the University of California, Irvine, and a Masters in Business Administration from the University of Colorado. He is also a graduate of the Executive Program from the University of California, Los Angeles, Anderson School of Management. He is a Certified Management Accountant
(CMA) through the Institute of Management Accountants (IMA), and Certified in Production and Inventory Management (CPIM) through the American Production and Inventory Control Society (APICS).

         Mr. Pike serves as Senior Vice President of Divisional Administration and Human Resources for Technologies. Mr. Pike joined Electronics in 1983, and prior to his present position served in various operational, administrative and financial positions with BEI Sensors & Systems Company, a subsidiary of Technologies. Prior to joining Electronics, he was employed by Coastal Oil & Gas and AFCO Metals in their respective financial departments. He received a B.A. from Ouachita Baptist University in 1973 and his CPA in 1979 from the State of Arkansas.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located in leased office space in San Francisco, California, under a lease that expires in 2006. The Company owns or operates nine other facilities that relate to the business and maintains office space in various locations throughout the United States and in Europe for sales and technical support. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. Management believes that its existing owned or leased facilities are adequate to meet the Company's needs for the foreseeable future.

The Company has identified a property as excess space, see Note 16.

In addition to its executive offices, the Company's principal facilities are as follows:



Location                                         Description of Facility
--------------------------------------------------------------------------------


Maumelle, Arkansas                    Owns  approximately   54,000  square  foot
                                      manufacturing, engineering, administrative and research and development facility.

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

SanMarcos, California                 Leases  approximately  35,000  square foot
                                      manufacturing,       engineering       and
                                      administrative facilities.

Goleta, California                    Owns  approximately   25,000  square  foot
                                      manufacturing,       engineering       and
                                      administrative facility.

Hayward, California                   Leases  approximately  15,000  square foot
                                      manufacturing, research and development facility.

Strasbourg, France                    Owns and  subleases  approximately  20,000
                                      square foot manufacturing, engineering and administrative facility.

ITEM 3.  LEGAL PROCEEDINGS

The Company has pending various legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements as material, individually or in the aggregate, will have a material impact on the Company's business, financial condition or operating results.

During fiscal 2002, BEI Defense Systems Company, a discontinued subsidiary of Technologies, was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney's fees, of approximately $0.7 million. Technologies is in the process of contesting the award and has determined that it will appeal the judgment. The Company has reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002.

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

    2002 Fiscal Year                                            Cash Dividend
    (ended 9/28/02)           High             Low                 Declared
--------------------------------------------------------------------------------
    Fourth Quarter           $13.30           $ 8.51                $0.01
    Third Quarter            $22.08           $11.16                $0.01
    Second Quarter           $22.54           $15.20                $0.01
    First Quarter            $20.09           $14.00                $0.01

    2001 Fiscal Year                                            Cash Dividend
    (ended 9/29/01)           High             Low                 Declared
--------------------------------------------------------------------------------
    Fourth Quarter           $28.60           $13.50                $0.01
    Third Quarter            $37.00           $15.69                $0.01
    Second Quarter           $18.56           $11.00                $0.01
    First Quarter            $21.69           $ 9.94                $0.045


         As of December 11, 2002, there were approximately 4,300 holders of record of the Company's common stock. The Board of Directors declared and the Company paid cash dividends per share of common stock noted above in fiscal 2002 and 2001. Payment of dividends is within the discretion of the Company's Board of Directors, will be subject to periodic review and will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company from time to time. There are no restrictions on the Company's ability to pay dividends provided the covenants set forth in its bank credit agreement and Senior Note Agreement are met (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 4 to the Consolidated Financial Statements). The covenants primarily concern certain operating ratios and minimum balances of tangible net worth.

A dividend of $0.01 per share was declared November 8, 2002 to shareholders of record on November 25, 2002.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


-----------------------------------------------------------------------------------------------------------------------------
         Plan Category             Number of securities to be      Weighted-average exercise         Number of securities
                                     issued upon exercise of     price of outstanding options,      remaining available for
                                      outstanding options,            warrants and rights        future issuance under equity
                                     warrants and rights (a)                                          compensation plans
                                                                                                     (excluding securities
                                                                                                   reflected in column (a))
-----------------------------------------------------------------------------------------------------------------------------
Equity Compensation plans
approved by security holders:

   1997 Equity Incentive Plan                582,349                         $10.84                         242,949

Equity Compensation plans not
approved by security holders:                     --                             --                              --


Total                                        582,349                         $10.84                         242,949
-----------------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements and their related Notes, and the other financial information included therein.

----------------------------------------------------------------------------------------------------------------------------
                                                                            Years Ended
                                           September 28,    September 29,   September 30,        October 2,      October 3,
                                                    2002             2001            2000              1999            1998
                                                          (amounts in thousands except per share amounts)
----------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Net sales                                       $185,638         $238,985        $219,216          $159,403        $124,264
Income (loss) from continuing
   operations (before extraordinary
   item)                                          (8,806)          11,717           9,607             5,339           2,515
Diluted income (loss) from continuing
   operations per share (before
   extraordinary item and discontinued
   operations)                                     (0.63)            0.81            0.65              0.37            0.17
Shares used in computing diluted
   income (loss) per share (before
   extraordinary item)                            13,993(1)        14,444(1)       14,807(1)         14,508(1)       14,548(1)
Dividends per common share                          0.04(1)         0.075(1)         0.04(1)           0.04(1)         0.04(1)
Balance Sheet Data:
Working capital                                 $ 35,481         $ 43,764        $ 41,808          $ 37,937        $ 36,124

Total assets                                     126,096          146,357         138,288           123,360         109,515

Long-term debt (excluding current
   portion)                                       22,500           29,556          36,614            36,705          37,157
Stockholders' equity                              52,359           60,320          49,096            45,843          40,194
----------------------------------------------------------------------------------------------------------------------------


(1) Share numbers have been adjusted for the one-for-one stock dividend paid November 21, 2000 to shareholders of record as of October 30, 2000

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

         See "Critical Accounting Policies and the Use of Estimates" for a description of the Company's critical accounting policies.

         The following table sets forth, for the fiscal periods  indicated,  the
percentage  of  net  sales   represented  by  certain  items  in  the  Company's
Consolidated Statements of Operations.

                                                                                      Years Ended
                                                                                2002       2001      2000
                                                                                ----       ----      ----
Net sales...........................................................          100.0%     100.0%    100.0%

Cost of sales.......................................................           72.4       72.8      72.3
                                                                              -----      -----     -----
Gross profit........................................................           27.6       27.2      27.7

Operating expenses:

     Selling, general and administrative expenses...................           16.6       14.7      15.6

     Research, development and related expenses.....................            8.3        3.7       4.1

Provision for excess capacity.......................................            5.5        0.0       0.0

Provision for uncollectables from a related party...................            1.7        0.0       0.0

Provision for product line move and other...........................            1.2        0.0       0.0
                                                                              -----      -----     -----

Earnings (loss) before interest and taxation (EBIT)..................          (5.7)       8.8       8.0

Other income (expense)..............................................           (0.9)       0.2       0.4

Interest expense....................................................           (1.2)      (1.0)     (1.2)
                                                                              -----      -----     -----

Income (loss) before income taxes...................................           (7.8)       8.0       7.2

Provision (benefit) for income taxes................................           (3.1)       3.1       2.8
                                                                              -----      -----     -----
Net income (loss)...................................................           (4.7)%      4.9%      4.4%
                                                                              =====      =====     =====

Net Sales

         During fiscal 2002 net sales for the Company decreased 22.3% to $185.6 million from $239.0 million in fiscal 2001. The sales volume decrease was primarily due to lower commercial sales to domestic and foreign automotive customers due to competition supplying yaw rate sensors to the Company's largest customer, lower automotive production levels for vehicles containing ESP systems, lower product pricing, and to a lesser extent, reduced sales to industrial customers primarily due to the continuing soft economy. Sales to the automotive industry, including sales of the Company's GyroChip sensors, decreased 31.7% to $94.7 million from $138.7 million in fiscal 2001. Sales to other industrial customers decreased $7.8 million to $74.0 million from $81.8 million during fiscal 2002 resulting primarily from reduced sales to the semiconductor capital equipment industry. Government related sales decreased $1.6 million in fiscal 2002 to $16.9 million from $18.5 million during fiscal 2001 primarily from shipment timing on contracts.

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

         The Company's sales to international customers were approximately 50%, 56%, and 45% of the Company's net sales for fiscal 2002, 2001 and 2000, respectively. The decrease in international sales in fiscal 2002 is attributable to competitors supplying yaw rate sensors to the Company's largest customer. The increase in international sales in fiscal 2001 is attributable to increases in sales of the Company's GyroChip sensors. The vast majority of sales to non-U.S. customers are denominated in U.S. Dollars.

Cost of Sales and Gross Profit

         In fiscal 2002,  cost of sales as a percentage  of net sales  decreased
0.4 percentage points due primarily to a lower proportion of automotive sales with higher than average cost of sales percentage offset to some degree by the impact of improved yields on the new automotive sensor cluster product. There may be additional margin rate variability in future years due to the introduction of new products, changes in product pricing, changes in manufacturing processes and volumes, and product life cycles. Management continues to undertake technological initiatives designed to increase manufacturing and production efficiencies and attempts to maintain close relationships with vendors and customers in an effort to reduce costs and increase margins.

         In fiscal 2001,  cost of sales as a percentage  of net sales  increased
0.5 percentage points due to increased shipments of products having higher average production costs. The Company also continued to expand its manufacturing capacity for the production of GyroChip sensors resulting in higher costs for employee hiring and training in fiscal 2001.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses in fiscal 2002 decreased $4.2 million from $35.1 million in fiscal 2001 to $30.9 million primarily due to management actions to reduce spending in light of sales decreases in the current fiscal year, which reduction was partially offset by an increase in the provision for allowance for doubtful accounts as compared to fiscal 2001. As a percentage of sales, selling, general and administrative expenses increased 1.9 percentage points to 16.6% in fiscal 2002 from 14.7% in fiscal 2001 primarily as a result of reduced sales.

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

Research, Development and Related Expenses

         Research and development expenses in fiscal 2002 increased $6.6 million to $15.4 million from $8.8 million in fiscal 2001. The increase is due to management's dedication to the development of new and enhanced products, such as the next generation quartz and silicon automotive gyro sensors, NCAPS, and improvements to other existing product families.

         Research and development expenses in fiscal 2001 decreased $0.1 million to $8.8 million from $8.9 million in fiscal 2000. The decrease is due to a spending reduction primarily associated with SiTek, a majority-owned subsidiary, partially offset by increased spending on the design and development of a non-contacting position sensor (e.g. NCAPS) and torque sensing technology for industrial and automotive applications.

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

Related Party Expense and Financing

         Since inception, all operating capital for OpticNet (see "Business - Research and Development") has been provided by the Company as debt or equity financing, as a result of OpticNet's inability to gain outside financing from independent parties to date, in light of the severe downturn in the optical networking industry. OpticNet's net loss for the three-month period from October 1, 2000 through December 30, 2000 of $176,000 is included in the consolidated results of the Company. Originally, the Company accounted for its investment in OpticNet under the equity method of accounting until March 31, 2002, when the Company deemed its investment impaired. The Company has recognized OpticNet's entire net loss for the six months ended September 28, 2002. As of March 30, 2002, the Company reserved its initial $1.0 million investment in OpticNet to zero.

         In October 2000, the Company agreed to provide OpticNet with a line of credit originally established for up to $2.0 million, amended in March 2002 to allow for borrowings by OpticNet of up to $3.0 million. During the fiscal quarter ended

June 29, 2002, the Company suspended the availability of advances to OpticNet under the line of credit, under which amounts outstanding at such time totaled approximately $2.7 million in principal amount. In the six months ending September 28, 2002, the Company provided an additional $1.8 million of financing to OpticNet, which was advanced with the intent to convert such cash advances into additional equity in OpticNet, upon terms to be decided. The $1.8 million advanced was expensed during the third and fourth quarters, reflecting OpticNet's net loss for the six-month period from March 31, 2002 through September 28, 2002. Effective September 28, 2002, OpticNet issued a total of 18,146,420 shares of OpticNet's nonvoting and nonconvertible Series B Preferred Stock to the Company, in consideration of $1.8 million advanced during the third and fourth quarters to OpticNet by the Company. See Note 11 for a further description of the relationship with OpticNet.

Provisions

         Provisions for excess capacity, uncollectables from a related party and for product line moves consisted of approximately $10.3 million related to the expected future losses on operating lease payments on facility and production assets that partially supported OpticNet's operations, as well as $3.1 million to reserve against nonpayment on the line of credit note receivable from OpticNet and impairment of the original investment in OpticNet. Additionally, the Company wrote down approximately $2.2 million for a product line move and other costs to close a facility and relocate manufacturing activities to a more cost effective location.

Interest Expense and Other Income

         Interest expense was $2.3 million, $2.5 million and $2.6 million in fiscal 2002, 2001 and 2000, respectively. Interest expense as a percentage of sales increased slightly in fiscal 2002 as compared to fiscal 2001 due to reduced sales and changes in the Company's debt levels. The Company's fixed interest rate debt decreased in fiscal 2002 due to a principal payment on long-term debt in November 2001. In addition, during fiscal 2002 the Company borrowed on, and fully repaid, its line of credit as described under "Liquidity and Capital Resources" below. The Company's average interest rate declined in fiscal 2002 due to use of lower cost bank borrowings. The Company's average interest rate in fiscal 2001 approximated the average interest rate in fiscal 2000.

         Other net expense of $1.8 million in fiscal 2002 was comprised of the Company's interest in the net loss of OpticNet, which included severance costs and other expenses to support their current level of operations. Other income in 2001 and 2000 was comprised of royalties and interest income earned on highly liquid investments. Other income was $0.5 million and $1.0 million for fiscal 2001and 2000 respectively. The higher income in fiscal 2000 resulted primarily from the sale in the second quarter of fiscal 2000 of an asset held for investment for $0.5 million, net.

Income Taxes

         The Company's effective tax rate was 39.6%, 39.1% and 39.3% for fiscal 2002, 2001 and 2000, respectively. The effective tax rate primarily reflects the statutory U.S. federal tax rate and the weighted average tax rate of the states in which the Company conducts business. The net increase of 0.5 percentage points in fiscal 2002 from fiscal 2001 results from the Company generating a pre-tax loss in the current year and the adverse impact that result has on all the permanent difference items, in addition to a decrease in both the U.S. federal statutory rate and the tax benefit related to foreign sales. The decrease of 0.2 percentage points in fiscal 2001 from fiscal 2000 results from increased federal and state tax credits and an increase in tax benefits related to foreign sales for the Company during fiscal 2001. Other factors may have favorable and unfavorable effects upon the Company's effective tax rate in 2003 and subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of research and development spending, and future levels of capital expenditures.

Deferred Income Taxes

         At September 28, 2002, the Company had net current deferred income tax assets of $8.3 million and net non-current deferred income tax assets of $2.6 million. Realization of the net deferred tax assets is dependant upon the Company's ability to either carry back the reversal of the underlying temporary differences and obtain a refund of taxes previously paid or generate sufficient taxable income in future years to benefit from the reversal of the underlying temporary differences.

Liquidity and Capital Resources

         During fiscal 2002, operations of the Company provided $2.8 million in cash. A net loss of $8.8 million plus non-cash charges for depreciation, amortization and provisions of $6.9 million, $2.1 million, and $15.6 respectively, together with a decrease in trade receivables, inventory, and assets held for sale of $1.5 million, $2.3 million, and $2.4 million, respectively, provided $22.0 million in cash. These cash inflows were offset by decreases in other current assets of $3.0 million, deferred income taxes of $1.7 million and trade accounts payable, accrued expenses and other liabilities of $14.5 million.

         Investing activities for the Company in fiscal 2002 consisted primarily of the purchase of $7.6 million in capital equipment to support planned capacity increases for future production. The majority of the equipment purchased was for the production of automotive quartz GyroChip sensor products. This cash outflow was offset by the receipt of $0.4 million in cash from the disposal of equipment and decrease in other assets of $1.1 million resulting in net cash used by investing activities of $6.1 million.

         Fiscal 2002 financing activities primarily consisted of debt payments of $52.0 million, which consisted of $7.0 million in principal paid on senior notes payable, as well as $45.0 million in payments on the Company's line of credit. Other cash used by financing activities included cash purchases of the Company's stock at open market prices for $1.6 million and dividend payments of $0.6 million. These cash outflows were offset by proceeds from recurring borrowing on the Company's line of credit of $45.0 million, tax benefits from exercised stock options of $0.4 million, and proceeds of $0.1 million from stock issuances related to the exercise of options granted under the Company's 1997 Equity Incentive Plan, resulting in net cash used for financing activities of $8.7 million during fiscal 2002.

         The Company relies on its $25.0 million line of credit and $28.0 million of senior note funding, of which annual payments are due in the first fiscal quarter of the following year, to sustain operations. There can be no assurance that these facilities will continue to be available to sustain future operating levels.

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

Product Warranty

         The Company records a warranty liability on its products at the time of revenue recognition based on historical experience and any specific warranty issues that the Company has identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company's operating results in future periods.

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

Inventories

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

Long-Lived and Intangible Assets and Goodwill

         Management reviews goodwill and intangible assets with indefinite useful lives for impairment either on an annual basis or quarterly if an event occurs that might reduce the fair value of the long-lived asset below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue, operating results, and cash flows.

         Although management currently believes that the estimates used in the evaluation of goodwill and intangibles with indefinite lives are reasonable, differences between actual and expected revenue, operating results, and cash flow could cause these assets to be deemed impaired. If this were to occur, the Company would be required to charge to earnings the write-down in value of such assets, which could have a material adverse effect on the Company's results of operations and financial position.

Provision for Excess Capacity, Uncollectables from a Related Party and Product Line Move and Other

         During the quarter ended March 30, 2002, the Company established a reserve for the closure of a specific manufacturing facility. This reserve required the use of estimates. Though the Company believes that these estimates accurately reflect the costs of these plans, they relate to matters that are inherently uncertain and actual results may be different.

Income Taxes

         The Company has significant amounts of deferred tax assets that are reviewed periodically for recoverability and valued accordingly. These assets are evaluated by using the four sources of taxable income that may be considered under FAS 109: (1) Future reversals of existing temporary differences; (2) Taxable income in prior carryback years, if carryback is permitted under the tax law; (3) Tax planning strategies and; (4) Future taxable income exclusive of reversing temporary differences and carryforwards. In the event it is determined more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance would be recorded with a corresponding charge to income in the period such determination occurs.

Litigation

         The Company reserves for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher than the amounts reserved.

Environmental Matters

         The Company reserves for known environmental claims, of which there are none in fiscal 2002, when payments associated with the claims become probable and the costs can be reasonably estimated. The Company's environmental reserves, for all periods presented, are recorded at the expected payment amount. The actual cost of resolving environmental issues may be higher than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations.

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

         Revenues are primarily generated from the sale of electronic devices to our customers, typically the end-user.

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

Property, Plant and Equipment and Related Depreciation

         The Company records property, plant and equipment at cost, which is depreciated using the straight-line method for structures and accelerated or straight-line methods for equipment over their estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or their estimated useful lives. Management reviews the estimated useful lives of property, plant and equipment to verify that the assets are being depreciated in accordance with their usage and all assets no longer in service are fully depreciated.

Accrued Expenses and Other Liabilities

         The Company records liabilities for services or products received in the period in which the benefit was recognized. Due to the difficulty in estimating costs of these services or products received, actual costs may be substantially higher than the amounts recorded.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the form of changes in foreign exchange rates, changes in the prices of marketable equity securities held as part of a deferred compensation plan (a "Rabbi" trust) and interest income sensitivity.

         The Company has approximately $3,000,000 (calculated based on the conversion rate for Euros at September 28, 2002) permanently invested in the assets of Ideacod, S.A.S., located in Strasbourg, France. The potential loss in fair value resulting from a hypothetical 10% adverse change in the foreign currency exchange rate amounts to $300,000, which would not be material to the consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS
BEI Technologies, Inc. and Subsidiaries

----------------------------------------------------------------------------------------------------------------
                                                                             September 28,        September 29,
dollars in thousands except share and per share amounts                               2002                 2001
----------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
Cash and cash equivalents                                                           $4,418              $16,438
Investments                                                                          6,727                7,099
Trade receivables:
   Commercial customers, less allowance for doubtful
   accounts (2002--$1,365; 2001--$1,662)                                            22,364               22,734
   United States Government                                                          2,836                4,034
                                                                        -------------------    -----------------
                                                                                    25,200               26,768

Inventories, less inventory reserves (2002-- $2,427; 2001-- $3,755)                 28,538               30,808
Deferred income taxes                                                                8,333                6,322
Assets held for sale                                                                 2,011                4,881
Other current assets                                                                 5,945                5,476
                                                                        -------------------    -----------------
Total current assets                                                                81,172               97,792

Property, plant and equipment
Land                                                                                 4,264                4,294
Structures                                                                          14,717               14,378
Equipment                                                                           61,751               66,496
Leasehold improvements                                                               1,706                1,671
                                                                        -------------------    -----------------
                                                                                    82,438               86,839

Less allowances for depreciation and amortization                                   44,668               49,032
                                                                        -------------------    -----------------
                                                                                    37,770               37,807

Other assets
Tradenames, patents and related assets,
  less amortization (2002--$3,678; 2001--$3,493)                                       331                  424
Technology acquired under license agreements,
  less amortization (2002--$9,068; 2001--$8,077)                                     1,540                2,731
Goodwill, less amortization (2002--$590; 2001--$590)                                 1,612                1,612
Deferred income taxes, non-current                                                   2,587                3,174
Other                                                                                1,084                2,817
                                                                        -------------------    -----------------

                                                                                     7,154               10,758
                                                                        -------------------    -----------------

                                                                                  $126,096             $146,357
                                                                        ===================    =================

See notes to consolidated financial statements

BEI Technologies, Inc. and Subsidiaries


--------------------------------------------------------------------------------------- -- ----------------
                                                                          September 28,      September 29,
dollars in thousands except share and per share amounts                            2002              2001
--------------------------------------------------------------------------------------- -- ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade accounts payable                                                         $13,709             $18,357
Accrued expenses and other liabilities                                          18,161              21,483
Deferred compensation liability                                                  6,727               7,099
Current portion of long-term debt                                                7,094               7,089
                                                                    -------------------    ----------------
Total current liabilities                                                       45,691              54,028

Long-term debt, less current portion                                            22,500              29,556

Other liabilities                                                                5,546               2,453

Stockholders' equity
Preferred stock
    ($.001 par value; authorized 2,000,000 shares; none issued)
Common stock                                                                        --                  --
    ($.001 par value; authorized 35,000,000 shares; issued
    and outstanding; 2002--14,599,137; 2001--14,326,272)
Retained earnings                                                                8,119               4,025
Accumulated other comprehensive loss                                            49,670              59,434
                                                                                 (239)               (458)
                                                                    -------------------    ----------------
                                                                                57,550              63,001
Less:  Unearned restricted stock                                               (5,191)             (2,681)
                                                                    -------------------    ----------------

Total stockholders' equity                                                      52,359              60,320
                                                                    -------------------    ----------------

                                                                              $126,096            $146,357
                                                                    ===================    ================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Technologies, Inc. and Subsidiaries

                                                                 --------------------------------------------------
                                                                                    Years Ended
                                                                 --------------------------------------------------

                                                                   September 28,   September 29,     September 30,
dollars in thousands except share and per share amounts                     2002            2001              2000
-------------------------------------------------------------------------------------------------------------------
Net sales                                                        $       185,638   $     238,985   $       219,216
Cost of sales                                                            134,311         173,897           158,526
                                                                 ----------------  --------------  ----------------
Gross profit                                                              51,327          65,088            60,690

Selling, general and administrative expenses                              30,912          35,077            34,300
Research, development and related expenses                                15,397           8,825             8,897
                                                                 ----------------  --------------  ----------------
          Subtotal                                                         5,018          21,186            17,493

Provision for excess capacity                                             10,275               -                 -
Provision for uncollectables from a related party                          3,072               -                 -
Provision for product line move and other                                  2,230               -                 -
                                                                 ----------------  --------------  ----------------

Earnings (loss) before interest and taxation (EBIT)                      (10,559)         21,186            17,493
Other income (expense)                                                    (1,760)            524               968
Interest expense                                                          (2,270)         (2,466)           (2,644)
                                                                 ----------------  --------------  ----------------

Income (loss) before income taxes                                        (14,589)         19,244            15,817
Provision (benefit) for income taxes                                      (5,783)          7,527             6,210
                                                                 ----------------  --------------  ----------------

Net income (loss)                                                $        (8,806)  $      11,717   $         9,607
                                                                 ================  ==============  ================

                          Basic Income (Loss) Per Share
                                                                 ----------------  --------------  ----------------
Net income (loss) per common share                               $         (0.63)  $        0.84   $          0.68
                                                                 ================  ==============  ================
Shares used in computing basic income (loss) per
    common share                                                      13,993,013      13,904,937        14,113,156
                                                                 ================  ==============  ================
                       Diluted Income(Loss) Per Share
                                                                 ----------------  --------------  ----------------
Net income (loss) per common and common equivalent share         $         (0.63)  $        0.81   $          0.65
                                                                 ================  ==============  ================
Shares used in computing diluted income (loss) per common
and common equivalent share                                           13,993,013      14,443,609        14,806,504
                                                                 ================  ==============  ================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Technologies, Inc. and Subsidiaries

                                                                                        Years Ended
                                                                   ---------------------------------------------------
                                                                     September 28,    September 29,    September 30,
dollars in thousands                                                          2002             2001             2000
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                   $       (8,806)  $       11,717    $       9,607

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation                                                                 6,926            6,456            6,067
Amortization                                                                 2,172            3,247            2,826
Deferred income taxes                                                       (1,669)           1,250          (3,036)
Loss (gain) on disposition of assets                                          (397)              17            (415)
Foreign currency translation                                                   219              (60)            (292)
Provision for excess capacity                                               10,275               --               --
Provision for uncollectables from a related party                            3,072               --               --
Provision for product line move and other                                    2,230               --               --
Changes in operating assets and liabilities:
Trade receivables                                                            1,569            6,298           (3,511)
Inventories                                                                  2,270              276              (47)
Assets held for sale                                                         2,411           (6,383)              --
Other current assets                                                        (3,023)          (4,013)             997
Trade accounts payable, accrued expenses and other liabilities             (14,488)          (3,706)          11,375
                                                                    --------------   --------------    --------------
Net cash provided by operating activities                                    2,761           15,099           23,571

Cash flows from investing activities:
Investment in minority owned equity investee - OpticNet                         --           (1,000)              --
Purchase of property, plant and equipment                                  (7,596)           (8,436)          (8,408)
Proceeds from sale of assets                                                   400              109            1,868
Other                                                                        1,085             (194)             (27)
                                                                    --------------   --------------    --------------
Net cash used by investing activities                                       (6,111)          (9,521)          (6,567)




Cash flows from financing activities:
Proceeds from long-term debt                                                44,966                3            1,472
Principal payments on debt and other financing                            (52,017)             (153)          (2,121)
Proceeds from issuance of common stock                                         160              667              903
Tax benefit from exercised stock options                                       433              654               31
Repurchase of stock                                                        (1,636)           (1,531)          (7,586)
Payment of cash dividend                                                     (576)           (1,076)            (588)
                                                                    --------------   --------------    --------------

Net cash used by financing activities                                      (8,670)           (1,436)          (7,889)
                                                                    --------------   --------------    --------------

Net increase (decrease) in cash and cash equivalents                      (12,020)            4,142            9,115
Cash and cash equivalents at beginning of year                              16,438           12,296            3,181

Cash and cash equivalents at end of year                            $        4,418   $       16,438    $      12,296
                                                                    ==============   ==============    ==============

See notes to consolidated financial statements

BEI Technologies, Inc. and Subsidiaries


                                                                                        Years Ended
                                                                    --------------------------------------------------
                                                                      September 28,     September 29,   September 30,
dollars in thousands                                                           2002              2001            2000
----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of non cash investing and financing activities:

Grants of restricted stock                                                   $3,808            $1,596          $1,097
Cancellations of restricted stock                                               323               180             179
Tax benefit from restricted stock                                               269             1,139              --
Repurchase of stock paid in subsequent year                                      --               999              --
Disposal recognition of fully depreciated equipment                         $12,450            $   --          $   --



See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
BEI Technologies, Inc. and Subsidiaries

                                                                      Accumulated
                                                                         Other                         Unearned
                                           Common       Retained     Comprehensive   Comprehensive    Restricted
dollars in thousands                       Stock        Earnings        Income           Income          Stock         Total
-------------------------------------------------------------------------------------------------------------------------------
Balances at October 2, 1999                  $3,731         $44,498         $(106)                       $(2,280)      $45,843
Net income for 2000                                           9,607                           9,607                      9,607
    Other comprehensive income
       Foreign currency translation
       loss, net of income tax of $96                                        (292)             (292)                      (292)
                                                                                     ---------------
Comprehensive income                                                                          9,315
                                                                                     ===============
Restricted stock plan                           918                                                          260         1,178
Stock options exercised                         903                                                                        903
Tax benefit from exercised stock
options                                          31                                                                         31
Repurchase of stock                          (3,262)         (4,324)                                                    (7,586)
Cash dividends                                                 (588)                                                      (588)
                                         ----------- --------------- --------------                   ------------ ------------
Balances at September 30, 2000                2,321          49,193          (398)                        (2,020)       49,096
Net income for 2001                                          11,717                          11,717                     11,717
    Other comprehensive income
       Foreign currency translation
       loss, net of income tax of $39                                         (60)              (60)                       (60)
                                                                                     ---------------
Comprehensive income                                                                         11,657
                                                                                     ===============
Restricted stock plan                         1,416                                                         (661)          755
Stock options exercised                         390                                                                        390
Tax benefit from exercised stock
options                                         654                                                                        654
Tax benefit from restricted stock             1,139                                                                      1,139
Repurchase of stock                          (2,130)           (400)                                                    (2,530)
Cash dividends                                               (1,076)                                                    (1,076)
Contributed capital and other                   235                                                                        235
                                         ----------- --------------- --------------                   ------------ ------------
Balances at September 29, 2001                4,025          59,434          (458)                        (2,681)       60,320
Net loss for 2002                                            (8,806)                        (8,806)                     (8,806)
    Other comprehensive income
       Foreign currency translation
       gain, net of income tax of $144                                        219              219                         219
                                                                                     ---------------
Comprehensive income (loss)                                                                 (8,587)
                                                                                     ===============
Restricted stock plan                         3,485                                                       (2,510)          975
Stock options exercised                         160                                                                        160
Tax benefit from exercised stock
options                                         433                                                                        433
Tax benefit from restricted stock               269                                                                        269
Repurchase of stock                            (253)           (382)                                                      (635)
Cash dividends                                                 (576)                                                      (576)
                                         ----------- --------------- --------------                   ------------ ------------
Balances at September 28, 2002               $8,119         $49,670         $(239)                       $(5,191)      $52,359
                                         =========== =============== ==============                   ============ ============

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
September 28, 2002

Note 1 Summary of Significant Accounting Policies

         Basis of Presentation: BEI Technologies ("Technologies" or the "Company") was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares in Technologies (the "Distribution") to all the stockholders of BEI Electronics, Inc., ("Electronics") on September 24, 1997. BEI Electronics was subsequently renamed BEI Medical Systems Company, Inc. and was acquired by Boston Scientific Corporation in 2002.

         Effective October 30, 2000, the Board of Directors of Technologies declared a one-for-one stock dividend to its stockholders. Stockholders of record as of the close of business on October 30, 2000, received one additional share of the common stock of Technologies for each share held as of such date, and cash in lieu of any fractional share of Technologies common stock. All per share numbers and per share data included within the Company's consolidated financial statements have been adjusted as appropriate to reflect the stock dividend.

         The  accompanying   financial   statements   present  the  consolidated
financial position and results of operations of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         The Company provides sensors, engineered subsystems and associated components which are used for controlled precision machinery and equipment in industrial, medical, automotive, aerospace and military applications.

         Fiscal Year: The Company's fiscal year ends on the Saturday nearest September 30. Fiscal years 2002, 2001 and 2000 each contained 52 weeks.

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

         Revenue Recognition: Revenue from product sales is generally recognized upon shipment provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, any fee is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Generally, shipments are made F.O.B. point of origin, with variations due to contract specific agreements. The Company records a warranty liability on its products at the time of revenue recognition.

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

         The Company's inventories are evaluated for obsolescence and excess quantity on the minimum of an annual basis, with quarterly updates for the most significant operations.

         Assets Held for Sale: Assets held for sale include approximately $2.0 million for the current portion of deposits and advances on production equipment that a significant customer has agreed to fund over a period of two years. Assets held for sale are carried

BEI Technologies, Inc. and Subsidiaries

at cost.

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

         Other  Assets:  Tradenames,   patents  and  related  assets  are  being
amortized over their remaining lives at the date of acquisition up to a period of 17 years. Other current assets include assets held for sale.

         Technology acquired under license agreements consists primarily of the cost of exclusive rights to make, use and sell products utilizing quartz rate sensing technology. Technology acquired is being amortized over 13 years, which approximates its estimated useful life from the date of acquisition. The amortization expense relating to intangible assets for fiscal year 2002 totaled approximately $1.1 million. In fiscal 2003 and thereafter, estimated amortization will be $1.1 million and $0.8 million, respectively.

         Goodwill consists of the excess of cost over fair value of net tangible assets acquired in purchase acquisitions. Goodwill is maintained at fair value and is reviewed for impairment when an event occurs that might reduce the fair value of the asset.

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

         Recent Accounting Pronouncements: In July 2001, the FASB issued FAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus amortization of goodwill, including goodwill recorded in past transactions, will cease upon adoption of this statement. FAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company chose to adopt FAS 142 for its fiscal year beginning September 30, 2001. Impact of adopting FAS 142 was that approximately $137,000 of amortization expense which otherwise would have been recognized was not recorded during fiscal 2002.

         In October 2001, the FASB issued FAS No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal periods beginning after December 15, 2001. FAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment/disposal of long-lived assets. FAS 144 sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. The Company does not believe that the adoption of FAS 144 will have a significant impact on its financial statements.

         In June 2002, the FASB issued FAS No. 146 ("FAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 is effective for exit or disposal activities that are initiated after December 31,2002. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146
requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The Company does not believe the adoption of FAS No. 146 will have a material impact on its financial statements.

         Net Income (Loss) Per Share: Basic income (loss) per share is computed using the weighted average number of shares outstanding. Diluted income (loss) per share is computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to unvested stock and outstanding options to purchase common stock calculated using the treasury stock method.

BEI Technologies, Inc. and Subsidiaries

         Foreign subsidiary: The financial statements of Ideacod, S.A.S., a wholly owned subsidiary, have been translated into U.S. dollars at fiscal year-end, using the exchange rates on those dates for assets and liabilities and the average exchange rates during the period for income and expenses. The resulting unrealized translation adjustments are recorded as a component of other comprehensive income.

         Related Party Financing and Arrangements: During fiscal 2000, Technologies made a $1.0 million equity investment in OpticNet, Inc.
("OpticNet"), the Company's then majority owned subsidiary. The equity investment was provided as initial financing with the expectation that OpticNet would seek additional funding from third parties in the future. At the close of business on October 30, 2000, Technologies declared a distribution to its stockholders of approximately 42% of the outstanding securities of OpticNet. See
Note 11 "Related Party Transactions" for further description.

         Since inception, all operating capital for OpticNet has been provided by the Company as debt or equity financing. OpticNet's net loss for the three-month period from October 1, 2000 through December 30, 2000 of $176,000 is included in the consolidated results of the Company. Originally, the Company accounted for its investment in OpticNet under the equity method of accounting until March 31, 2002, when the Company deemed its investment impaired. The Company has recognized OpticNet's entire net loss for the six months ended September 28, 2002. As of March 30, 2002, the Company recognized as impaired the carrying value of its initial $1.0 million investment in OpticNet and reduced the investment to zero and fully reserved as uncollectable its $2.7 million loan to OpticNet.

         Reclassification: Certain reclassifications have been made to the 2002, 2001, and 2000 consolidated financial statements to conform with current year presentations.

Note 2 Inventories

                                                September 28,      September 29,
                                                         2002               2001
                                                      -------            -------
                                                            (in thousands)

Finished products ........................            $ 2,945            $ 4,919
Work in process ..........................              7,238              7,354
Materials ................................             18,355             18,535
                                                      -------            -------
Total inventories ........................            $28,538            $30,808
                                                      =======            =======

Note 3 Accrued Expenses and Other Liabilities

                                                 September 28,   September 29,
                                                          2002            2001
                                                       -------         -------
                                                          (in thousands)

Employee compensation ...........................      $ 1,513         $ 3,548
Vacation ........................................        1,967           2,066
Accrued taxes ...................................          984           1,846
Contract costs ..................................           75             550
Accrued professional fees .......................        1,858           1,088
Insurance .......................................          846             762
Royalties and related costs .....................        3,639           5,593
Customer advances ...............................           31             245
Commissions .....................................          422             589
Interest ........................................          711             885
Warranty ........................................          654             791
Reserve for excess capacity .....................        2,082            --
Reserve for product line move and other .........        1,583            --
Repurchase of stock .............................         --               999
Other ...........................................        1,796           2,521
                                                       -------         -------
Total accrued expenses and other liabilities ....      $18,161         $21,483
                                                       =======         =======

BEI Technologies, Inc. and Subsidiaries

Note 4 Long-Term Debt

                                                                                       September 28,      September 29,
                                                                                                2002               2001
                                                                                             -------            -------
                                                                                           (in thousands)
6.70% Senior Notes; due in annual installments of $7,000 from
  November 16, 2001 through November 16, 2005...................................             $28,000            $35,000

Mortgage note payable with interest at 6.87%; due in monthly installments of principal and interest of $14 until December, 2003 when the remaining balance of approximately $1,400 is due; collateralized by certain real
  property .....................................................................               1,594              1,626

Capitalized equipment lease obligations.........................................                --                   19
                                                                                             -------            -------
                                                                                              29,594             36,645
Less current portion............................................................               7,094              7,089
                                                                                             -------            -------
                                                                                             $22,500            $29,556
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

         As of the quarter ended March 30, 2002, the Company completed an amendment with its senior note holders, which provided that the net impact of the provisions for excess capacity, uncollectables from a related party and product line move recognized in the second quarter would not cause an event of default. The Company's operating results for the quarter ended March 30, 2002, excluding these provisions from the calculation of debt covenants, result in the Company maintaining compliance as of that date.

         On August 14, 2002, the Company established a $25.0 million line of credit, which matures on August 15, 2004, with a bank and terminated the $25.0 million facility in place at the end of fiscal 2001 with another bank. No borrowings were outstanding under the new line of credit at September 28, 2002.

         During December 2002, the Company received a waiver of one of its financial covenants of its senior notes for the fiscal quarter ended September 28, 2002. Additionally, the Company completed an amendment reducing the coverage level required with its senior note holders, related to the same financial covenant discussed above, for the fiscal quarter ended December 28, 2002.

         Maturities of long-term debt, adjusted for the effect of senior notes and the mortgage refinancing are approximately as follows: fiscal 2003 $7.1 million; fiscal 2004 $8.5 million; fiscal 2005 $7.0 million; fiscal 2006 $7.0 million.

         Interest of approximately $2.4 million, $2.5 million and $2.5 million was paid during fiscal years 2002, 2001, and 2000, respectively.

Note 5 Research and Development

         The Company's internally funded research, development and related engineering expenditures were approximately $15.4 million, $8.8 million and $8.9 million in fiscal 2002, 2001, and 2000, respectively. In addition, customer-funded research and

BEI Technologies, Inc. and Subsidiaries

development expenditures charged to cost of sales were $0.5 million, $0.2 million and $0.6 million, respectively, for the same periods. The increase is due to management's dedication to the development of new and enhanced products, such as the next generation quartz and silicon automotive gyro sensors and improvements to other existing product families.

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

         The provision (benefit) for income tax expense consists of the following (in thousands):

                                                                                          Year Ended
                                                                         --------------------------------------------
                                                                         September 28,   September 29,  September 30,
                                                                                 2002             2001           2000
                                                                              -------           ------         ------
Current
     Federal..........................................................        $(3,987)          $5,691         $7,504
     State............................................................           (127)             586          1,742
                                                                              -------           ------         ------
          Total Current...............................................         (4,114)           6,277          9,246
Deferred
      Federal ........................................................           (865)             815        (2,500)
      State   ........................................................           (804)             435          (536)
                                                                              -------           ------         ------
           Total Deferred.............................................         (1,669)           1,250        (3,036)
                                                                              -------           ------         ------
Total income tax provision (benefit)..................................        $(5,783)          $7,527         $6,210
                                                                              =======           ======         ======

         Tax benefits of $702,000, $1,793,000, and $31,000 related to employee stock option plans were credited to stockholders' equity, and increased the amount of taxes currently refundable during fiscal year 2002, 2001, and 2000, respectively.

         Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                                                                          September 28,   September 29,
                                                                                                   2002            2001
                                                                                                -------         -------
                                  Deferred tax assets
Net operating loss carryforwards........................................................        $   150         $    --
Tax credits.............................................................................            427              --
Accrued expenses........................................................................          5,979           8,218
Asset impairment reserves...............................................................          4,636              --
Inventory valuation.....................................................................          1,186           1,572
Other reserves..........................................................................            923           1,396
Other...................................................................................            938             847
                                                                                                -------         -------
        Total deferred tax assets.......................................................         14,239          12,033
                                                                                                -------         -------

                                Deferred tax liabilities
Depreciation and property basis difference..............................................          2,551           2,135
Other...................................................................................            768             647
                                                                                                -------         -------
     Total deferred tax liabilities.....................................................          3,319           2,782
                                                                                                -------         -------
     Net deferred tax assets............................................................        $10,920         $ 9,251
                                                                                                =======         =======

BEI Technologies, Inc. and Subsidiaries

         The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% for 2002 and 35.0% for 2001 and 2000 (in thousands) are as follows:

                                                                              September 28,       September 29,       September 30,
                                                                                       2002                2001                2000
                                                                                    -------             -------             -------
Income tax at the statutory rate .......................................            $(4,960)            $ 6,735             $ 5,536
State income tax, net of federal income tax effect .....................               (585)                616                 789
Goodwill amortization ..................................................               --                   118                  19
Tax credits ............................................................               (292)               (260)               --
Other ..................................................................                 54                 318                (134)
                                                                                    -------             -------             -------
Total income taxes .....................................................            $(5,783)            $ 7,527             $ 6,210
                                                                                    =======             =======             =======

         Cash paid for income taxes in fiscal year 2002, 2001 and 2000 was $428,000, $6,341,000 and $9,245,000, respectively.

         As of September 28, 2002, the Company has state net operating loss carryforwards of $2.4 million, which begin to expire in the year 2007. Total tax credit carryforwards of $427,000 expire in the years 2012 through 2022, except for $164,000 of California research and development tax credits that have no expiration date.

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

BEI Technologies, Inc. and Subsidiaries

Option and restricted stock activity under the Technologies Incentive Plan is summarized below:

                                                                   Restricted Shares
                                                                      Outstanding               Options Outstanding
                                                                      ----------           ------------------------------
                                                 Common stock          Number of            Number of        Weighted average
                                                 available for          common               common           exercise price
                                                    grant               shares               shares             per share
                                                 ----------           ----------           ----------           ---------
Balances, October 2, 1999                         1,222,328            1,060,666              334,082           $    3.82
          Restricted stock granted                 (145,000)             145,000                 --             $   --
          Restricted stock
            terminated                               33,824              (33,824)                --             $   --
          Granted                                  (215,000)                --                215,000           $    7.24
          Exercised                                    --                   --               (139,690)          $    3.75
          Terminated                                 47,464                 --                (47,464)          $    5.12
                                                 ----------           ----------           ----------           ---------
Balances, September 30, 2000                        943,616            1,171,842              361,928           $    5.72
          Restricted stock granted                 (116,421)             116,421                 --             $   --
          Restricted stock
            terminated                               31,580              (31,580)                --             $   --
          Granted                                  (131,440)                --                131,440           $   15.74
          Exercised                                    --                   --                (81,220)          $    4.70
          Terminated                                 30,388                 --                (30,388)          $   11.58
                                                 ----------           ----------           ----------           ---------
Balances, September 29, 2001                        757,723            1,256,683              381,760           $    8.98
          Restricted stock granted                 (305,500)             305,500                 --             $   --
          Restricted stock
            terminated                               22,786              (22,786)                --             $   --
          Restricted stock retired                     --                (41,320)                --             $   --
          Granted                                  (262,000)                --                262,000           $   13.19
          Exercised                                    --                   --                (31,471)          $    5.09
          Terminated                                 29,940                 --                (29,940)          $   13.40
                                                 ----------           ----------           ----------           ---------
Balances, September 28, 2002                        242,949            1,498,077              582,349           $   10.84
                                                 ==========           ==========           ==========           =========

BEI Technologies, Inc. and Subsidiaries

                                                                    Weighted Average       Weighted Average
                                                        Number    Remaining Contractual    Exercise Price Per
Range of Exercise Prices                             Outstanding     Life (Years)               Share
------------------------                             -----------     ------------               -----
$2.33 - $2.97...............................            14,890           1.38                  $ 2.66
$3.50 ......................................            56,478           6.02                  $ 3.50
$5.25 - $6.22...............................            13,002           6.79                  $ 5.65
$6.25 ......................................           105,322           7.19                  $ 6.25
$7.44 - $12.78..............................           171,168           9.49                  $10.44
$13.25 .....................................            72,923           8.19                  $13.25
$14.58 .....................................            10,000           3.19                  $14.58
$15.25 - $28.60 ............................           138,566           8.66                  $17.63
---------------                                        -------           ----                  ------
$2.33 - $28.60..............................           582,349           8.00                  $10.84
                                                       ======

         As of September 28, 2002, options for 204,149 shares were vested and exercisable at a weighted average exercise price of $7.35.

         Under the Incentive Plan, the holders of the 1,400,000 shares of Electronics common stock that had been issued under the Electronics 1992 Restricted Stock Plan ("1992 Plan") who became employees of Technologies received Technologies common stock of equal value subject to forfeiture if employment terminated prior to the end of prescribed vesting periods. The market value at the date of grant of shares is recorded as unearned restricted stock and is amortized to compensation expense over its vesting periods.

         Under both the 1992 Plan and Incentive Plan, as of September 28, 2002, 1,788,373 shares had been granted, of which 1,498,077 shares are outstanding, and 940,968 shares have fully vested. Compensation expense of $975,000, $755,000 and $1,178,000 for the amortization of the restricted stock was recorded in fiscal years 2002, 2001, and 2000, respectively.

         The Company computed the pro forma disclosures required under FAS No. 123 for options granted in fiscal years 2002, 2001, and 2000 using the Black-Scholes option pricing model. For fiscal years 2002, 2001 and 2000, the significant assumptions used in the Black-Scholes calculation were a risk-free interest rate of 4.13%, 4.00% and 5.98%, a weighted average expected life of 5, 5 and 3 years, a volatility rate of 80%, 83% and 85%, and an expected dividend yield of 0.3%, 0.4% and 0.4%, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying FAS 123 in the pro forma disclosures may not be indicative of future amounts as additional awards in future years are anticipated and because the Black-Scholes option pricing model involves subjective assumptions which may be materially different than actual amounts.

         During fiscal years 2002 and 2001, options to acquire 262,000 and 131,440 shares were granted with a weighted average fair

BEI Technologies, Inc. and Subsidiaries

value of $9.55 and $10.85 per share, respectively. For the year ended September 28, 2002, the compensation cost of options under FAS 123 would have increased net loss from $8.8 million to $9.6 million, and diluted loss per share from $0.63 to $0.69. For the year ended September 29, 2001, the compensation cost of options under FAS 123 would have reduced net income from $11.7 million to $11.2 million, and diluted earnings per share from $0.81 to $0.77.

         In addition to options, during fiscal years 2002 and 2001, 305,500 and 116,421 shares of nonvested stock were granted with a weighted average fair value of $12.45 and $14.17 per share, respectively. The weighted average fair value of nonvested stock is amortized to compensation expense over its related vesting period.

Note 8 Employee Benefit Plan

         The Company has a multi-employer defined contribution retirement plan for the benefit of all eligible employees. Matching non-discretionary contributions are based on a percentage of employee contributions. Contributions to the plan by the Company for the benefit of its employees for fiscal years 2002, 2001 and 2000 were approximately $1,290,000, $1,068,000 and $960,000, respectively. The plan includes employees of BEI Technologies, Inc. and subsidiaries and employees of OpticNet, Inc.

         The Company has a grantor trust to fund deferred compensation for certain employees (a "Rabbi Trust" or "trust"). As determined by the trustee, the assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices principally based upon national exchange and over-the-counter markets. The trust assets are available to satisfy claims of the Company's general creditors in the event of its bankruptcy. The trust's assets and the corresponding deferred compensation obligation of approximately $7.0 million are included in the accompanying balance sheets at September 28, 2002 and September 29, 2001.

Note 9 Lease Commitments

         Operating leases consist principally of leases for real properties, manufacturing equipment and land. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value at the date of exercise of the option. The future minimum payments for operating leases, net of future minimum rentals to be received under noncancelable subleases, consist of the following at September 28, 2002 (in thousands):

                                                                                         Operating
     Fiscal Year                                                                            Leases
     -----------                                                                            ------
         2003  ...................................................................          $4,089
         2004  ...................................................................           3,920
         2005  ...................................................................           1,426
         2006  ...................................................................             869
         2007  ...................................................................             669
         Thereafter...............................................................             662
                                                                                           -------
               Total minimum lease payments, net of future minimum rental
                      income......................................................         $11,635
                                                                                           =======

         On September 28, 2001, the Company completed the leasing of research and development equipment placed in service during the quarter ended September 29, 2001, which had been previously purchased by the Company for $700,000. In addition, on December 20, 2001 and March 28,2002, the Company executed additional equipment lease schedules under this agreement to lease equipment similar to the described above valued at approximately $3.5 million and $2.8 million, respectively. Under the terms of the lease transaction, the Company sold the equipment and then immediately leased the equipment from the sole purchaser under a non-cancelable operating lease with a lease term of three years and an interest rate of approximately 6.9%. Total rent expense, including interest, during the lease term will be approximately $6.6 million and is included in the table of future minimum annual rental commitments under operating leases.

         The Company has entered into an agreement with OpticNet, an equity investee, to rent capacity of this equipment to OpticNet from month to month based on OpticNet's usage of the equipment beginning in October 2001. In March 2002, OpticNet significantly reduced operations to support only its current
customer  base.  See  Note  11  "Related  Party   Transactions"  for  a  further
description.

         Total rental expense amounted to approximately $2,342,000, $2,304,000 and $2,192,000 for fiscal years 2002, 2001 and 2000, respectively.

BEI Technologies, Inc. and Subsidiaries

Note 10 Contingencies and Litigation

Claim against U.S. Government

         The Company believes that its now discontinued subsidiary, Defense Systems, suffered substantial monetary damages due to actions of the U.S. Government in connection with the parties' H70 contract in effect during the 1992-1996 timeframe. As a result, Defense Systems filed a substantial claim against the U.S. Government in 1996. Following attempts to negotiate a settlement, Defense Systems filed an appeal of its claim that has been heard before an Administrative Judge at the Armed Services Board of Contract Appeals ("ASBCA"). In fiscal 2002, the Judge ruled that Defense Systems is entitled to an "equitable reformation" of the prices on certain rockets and motors in the H70 contract. The decision was remanded to the parties to negotiate the amount. The parties were unable to negotiate an amount on their own, so the parties then agreed to enter a non-binding mediation of Alternate Dispute Resolution process with the same Administrative Judge from the ASBCA who had rendered the original entitlement decision. The process is in an advanced stage of continuing discussion and may result in a resolution in the near future.

Other

         During fiscal 2002, BEI Defense Systems Company, a discontinued subsidiary of Technologies, was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney's fees, of approximately $0.7 million. Technologies is in the process of contesting the award and has determined that it will appeal the judgment. The Company has reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002.

         The Company has pending various legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements as material, individually or in the aggregate, will have a material impact on the Company's business, financial condition or operating results.

Note 11 Related Party Transactions

         During fiscal 2001, the Company agreed to provide OpticNet with a line of credit originally established for up to $2.0 million, amended in March 2002 to allow for borrowings by OpticNet of up to $3.0 million and in October 2002 to extend the maturity date to December 31, 2002. The outstanding principal on the note evidencing the line of credit bears interest at prime plus 1.5% per annum. During the fiscal quarter ended June 29, 2002, the Company suspended the availability of advances to OpticNet under the line of credit, as the Company concluded that the note receivable totaling $2.7 million in principal amount at such time was uncollectable and the Company's original investment in OpticNet was impaired. This determination was a result of OpticNet's inability to attract significant strategic partners or third party financing necessary to sustain operations. Therefore, a charge of $3.1 million was recorded in the Company's statement of operations in fiscal 2002 as the note receivable was deemed uncollectable and the carrying value of the original investment in OpticNet was deemed impaired.

         On September 28, 2001, the Company entered into an equipment sublease agreement with OpticNet to rent capacity on research, development and manufacturing equipment to OpticNet from month to month based on OpticNet's usage of the equipment beginning in October 2001.

         The Company leases 15,571 square feet of office and manufacturing facilities used for research and development and manufacturing activities in Hayward, California, which it originally subleased entirely to OpticNet under an agreement entered into in October 2001, for an initial term expiring December 2005. During March 2002, OpticNet concluded it was necessary to reduce operating costs due to its inability to obtain significant strategic partners or third party financing. The companies both agreed that a reduction in operations would lower usage of the equipment and the subleased facilities described above. Beginning March 31, 2002, the Company agreed to prorate the annual lease payments from OpticNet, based on the portion of the facilities OpticNet requires to support customers.

         The Company is party to an intercompany services agreement with OpticNet, entered into in October 2000, under which the

BEI Technologies, Inc. and Subsidiaries

Company provides certain administrative services to OpticNet at a cost of $25,000 per fiscal quarter. During the third quarter of fiscal 2002, the Company agreed to suspend current and future charges under the agreement, in light of the inability of OpticNet to obtain outside financing to such date.

         In the quarter ended March 30, 2002, the Company concluded that portions of the assets held under leases were excess to the Company's requirements. Historically, these assets had been primarily used by OpticNet. This determination was a result of OpticNet's lack of success in attracting strategic partners or third party financing given the current negative conditions prevailing in the fiber optic telecommunications market. In March 2002 the Company recorded a charge of $10.3 million for expected future losses on the leases of the facility and production assets noted above. A portion of the facility and equipment will continue to be used by the Company for its ongoing silicon MEMS research and development effort. As of September 28, 2002, the Company has recognized approximately $1.0 million against the related accrual.

         In the six months ending September 28, 2002, the Company provided an additional $1.8 million of financing to OpticNet, which was advanced with the intent to convert such cash advances into additional equity in OpticNet, upon terms to be decided. The $1.8 million advanced was expensed during the third and fourth quarters, reflecting OpticNet's net loss for the six-month period from March 31, 2002 through September 28, 2002. Effective September 28, 2002, OpticNet issued a total of 18,146,420 shares of OpticNet's nonvoting and nonconvertible Series B Preferred Stock to the Company, in consideration of $1.8 million advanced during the third and fourth quarters to OpticNet by the Company.

         OpticNet's business is focused on developing fiber optic components and subsystems, such as are used in optical switches and telecommunication systems. OpticNet's primary activities since inception have been devoted to developing its product offerings and related technologies, recruiting key management and technical personnel and seeking capital to fund operations. To date, OpticNet has shown operating losses and the sole source of funding for OpticNet's operations is from BEI. In fiscal 2002, OpticNet undertook to further reduce operations, including layoffs and reduction in capital expenditures. As of September 28, 2002, Technologies owns approximately 40% of the outstanding voting securities of OpticNet. Management of the Company views OpticNet's ability to continue as a stand alone entity highly uncertain, absent significant positive developments in the fiber optic telecommunications industry and new opportunities for OpticNet.

         The detail of the Company's provision for excess capacity is as follows (in thousands):

                                                                       Cash paid during                          Accrued balance at
                                                       Charges            fiscal 2002        Asset write downs    September 28, 2002
                                                       -------            -----------        -----------------    ------------------
Asset impairment
  charges ...................................         $  3,106              $   --                $ (3,106)             $   --
Equipment lease
  charges ...................................            6,100                  (865)                 --                   5,235
Facility lease
  impairment charge .........................              660                   (82)                 --                     578
Other commitments ...........................              409                  --                    --                     409
                                                      --------              --------              --------              --------
                                                      $ 10,275              $   (947)             $ (3,106)             $  6,222
                                                      ========              ========              ========              ========

         Summary of financial information for non-consolidated equity investee - OpticNet (in thousands):

                                  September 28,   September 29,   September 30,
                                           2002            2001            2000
                                        -------         -------         -------
Total assets ...................        $     9         $ 1,049         $ 1,013
Total liabilities ..............          2,925           1,663              69
Net income (loss) ..............        $(4,131)        $(1,575)        $  (106)

Note 12 Sales and Major Customers (Unaudited)

         The principal business and operations of Technologies are conducted within one business segment and are carried out by

BEI Technologies, Inc. and Subsidiaries

operations which design, manufacture and sell electronic devices that provide vital sensory input for the control systems of advanced machinery and automation systems for the commercial automotive, government and industrial industries. The sales to major industries are as follows (in thousands):

                                                                         September 28,          September 29,          September 30,
                                                                                  2002                   2001                   2000
                                                                              --------               --------               --------
Commercial automotive sensors sales ...........................               $ 94,694               $138,702               $107,459
Government ....................................................                 16,901                 18,501                 18,723
Industrial sales ..............................................                 74,043                 81,782                 93,034
                                                                              --------               --------               --------
Total sales from operations ...................................               $185,638               $238,985               $219,216
                                                                              ========               ========               ========

         Although the Company is directly affected by the economic well being of the above industries, management does not believe significant credit risk exists at September 28, 2002.

         The Company's foreign operations are conducted throughout Europe. A summary of foreign and domestic sales follows (in thousands):

                                                                       September 28,           September 29,           September 30,
                                                                                2002                    2001                    2000
                                                                            --------                --------                --------
Domestic sales .............................................                $ 92,558                $104,377                $120,894
Foreign ....................................................                  93,080                 134,608                  98,322
                                                                            --------                --------                --------
Total sales from operations ................................                $185,638                $238,985                $219,216
                                                                            ========                ========                ========

         Foreign sales accounted for approximately 50%, 56% and 45% of total sales for fiscal 2002, 2001 and 2000, respectively.

         In fiscal 2002, 2001 and fiscal 2000, one customer accounted for 39%, 49% and 37%, respectively, of the Company's net sales.

Note 13 Quarterly Results of Operations (Unaudited)

         The tables below present unaudited quarterly financial information for fiscal years 2002 and 2001:

                                                                                              Operations
                                                                                          Three months ended
                                                                   ----------------------------------------------------------------
                                                                   December 29,        March 30,          June 29,    September 28,
                                                                           2001             2002              2002             2002
                                                                       --------         --------          --------         --------
                                                                             (dollars in thousands except per share amounts)
Net sales ....................................................         $ 45,605         $ 48,800          $ 47,815         $ 43,418
Gross profit .................................................           11,291           13,160            13,960           12,916
Net income (loss) ............................................              240           (9,246)              960             (766)

Basic Income (Loss) Per Share
Net income (loss) per share-basic (rounded) ..................         $   0.02         $  (0.66)         $   0.07         $  (0.05)

Diluted Income (Loss) Per Share
Net income (loss) per share-diluted (rounded) ................         $   0.02         $  (0.66)         $   0.07         $  (0.05)

BEI Technologies, Inc. and Subsidiaries


                                                                  December 30,         March 31,          June 30,     September 29,
                                                                          2000              2001              2001              2001
                                                                       -------           -------           -------           -------
Net sales ..................................................           $60,221           $65,116           $61,811           $51,837
Gross profit ...............................................            17,494            18,259            14,877            14,458
Net income .................................................             3,292             3,460             2,853             2,112

Basic Income Per Share
Net income per share-basic (rounded) .......................           $  0.24           $  0.25           $  0.20           $  0.15

Diluted Income Per Share
Net income per share-diluted (rounded) .....................           $  0.23           $  0.24           $  0.20           $  0.15

Note 14 Fair Value of Financial Instruments

         FAS No. 107 (FAS 107), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Whenever possible, quoted market prices were used to develop fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of September 28, 2002 and as of September 29, 2001.

         Cash, Cash Equivalents and Investments: The carrying amounts reported in the balance sheet for cash, cash equivalents and investments approximate those assets' fair values.

         Long-Term Debt: The fair value of long-term debt has been estimated based upon discounted future cash flows. The discount rate used included a risk free rate derived from the Treasury yield curve plus a risk weighting commensurate with the Company's borrowing position. The fair value of long-term debt is approximately $21,446,000 and $30,567,000 compared with the carrying amounts of $22,500,000 and $29,556,000 at September 28, 2002 and September 29, 2001, respectively.

BEI Technologies, Inc. and Subsidiaries

Note 15 Income (Loss) Per Share

         The following table sets forth the computation of basic and diluted income (loss) per common share from operations:


                                                                                          Year Ended
                                                                          --------------------------------------------
                                                                          September 28,   September 29,  September 30,
                                                                                   2002            2001           2000
                                                                                 ------          ------         ------
                                                                              (in thousands, except per share amounts)
                               Numerator

Income (loss) from operations, net of taxes                                    $(8,806)         $11,717         $9,607
                                                                               ========         =======         ======

                              Denominator

Denominator for basic income (loss) per share - Weighted average shares, net of nonvested shares (fiscal 2002--699 shares; fiscal 2001--501 shares;
    fiscal 2000--543 shares)                                                     13,993          13,905         14,113
Effect of dilutive securities:
    Nonvested shares                                                                 --             299            422
    Employee stock options                                                           --             240            272
                                                                                 ------          ------         ------
    Denominator for diluted earnings (loss) per share                            13,993          14,444         14,807
                                                                                 ======          ======         ======

         If the Company had reported net income, the calculation of diluted earnings (loss) per share would have included the shares used in the computation of historical net loss per share as well as an additional 232,000 common equivalent shares related to outstanding stock options and nonvested restricted stock (determined using the treasury stock method) for the year ended September 28, 2002.

Note 16 Provision for Product Line Move and Other

         In March 2002, the Company approved a plan to close a facility and relocate manufacturing activities to a more cost-effective location. As a result, the Company accrued $2.2 million related primarily to the closure of manufacturing facilities and administrative functions including the accrual of remaining payments on the facility operations lease, less future anticipated sublease payments. Other costs included write-downs of fixed assets and inventories to their fair value. As of September 28, 2002, the Company has recognized approximately $492,000 against this accrual. The Company expects this plan to be completed within 12 months.

         The detail of the Company's provision for product line move and other is as follows (in thousands):

                                                                            Cash paid during                     Accrued balance at
                                                           Charges             fiscal 2002    Asset write downs   September 28, 2002
                                                           -------             -----------    -----------------   ------------------
Facility closure
  charges .......................................          $ 2,075                $(492)              $--               $ 1,583
Property impairment
  charges .......................................              155                 --                  --                   155
                                                           -------                -----               ---               -------
                                                           $ 2,230                $(492)              $--               $ 1,738
                                                           =======                =====               ===               =======

Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
BEI Technologies, Inc.

We have audited the accompanying consolidated balance sheets of BEI Technologies, Inc. and subsidiaries as of September 28, 2002 and September 29, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended September 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEI Technologies, Inc. and subsidiaries at September 28, 2002 and September 29, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 28, 2002 in conformity with accounting principles generally accepted in the United States.


                                                       Ernst & Young LLP

San Francisco, California
October 29, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" of the Proxy Statement related to the Company's 2003 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The  information  required  by this  Item  is  incorporated  herein  by
         reference  to  the  sections  entitled  "Executive   Compensation"  and
         "Certain Transactions" of the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Certain information with respect to securities authorized for issuance under equity compensation plans is set forth in Part II, Item 5 of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" of the Definitive Proxy Statement.


                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 within 90 days of the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K.

                                                                                                        Form 10-K
                                                                                                       Page Number
                                                                                                       -----------
(a)(1)      Index to Consolidated Financial Statements



            The following Consolidated Financial Statements of BEI Technologies, Inc. and its
            Subsidiaries are filed as part of this Form 10-K:

            Report of Ernst & Young LLP, Independent Auditors                                             49

            Consolidated Balance Sheets -
               September 28, 2002 and September 29, 2001                                                  29

            Consolidated Statements of Operations - Years ended September 28,
              2002, September 29, 2001 and September 30, 2000                                             31


            Consolidated Statements of Cash Flows - Years ended September 28,
              2002, September 29, 2001  and September 30, 2000                                            32

            Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
               Income (Loss) - Years ended September 28, 2002, September 29, 2001
              and September 30, 2000                                                                      34

            Notes to Consolidated Financial Statements -
               September 28, 2002                                                                         35

(a)(2)      Index to Financial Statement Schedule

            The following Consolidated Financial Statement Schedule of BEI
            Technologies, Inc. for each of the years in the period ended
            September 28, 2002 is filed as part of this Form 10-K:

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

                         4.4                Registrant's Certificate of Designation of Series A
                                            Junior Participating Preferred Stock (filed as Exhibit
                                            99.3 hereto)                                                    i

                         4.5                Form of Rights Certificate (filed as Exhibit 99.4 hereto)       i

                        10.1  *             Registrant's 1997 Equity Incentive Plan and forms of
                                            related agreements                                              i

                        10.2  *             Executive Change in Control Benefits Agreement between
                                            BEI Technologies, Inc. and Certain Named Executive
                                            Officers                                                        i


                        10.5                Note Purchase Agreement dated November 16, 1998 by and
                                            between BEI Technologies, Inc., BEI Sensors & Systems
                                            Company, Inc., Connecticut General Life Insurance
                                            Company and Allstate Life Insurance Company                    ii

                        10.6                Amendment to Tax Allocation and Indemnity Agreement
                                            between BEI Electronics, Inc. and BEI Technologies, Inc.       ii

                        10.9                Development and Supply Agreement, dated April 26, 2001,
                                            by and between Systron Donner Inertial Division and
                                            Continental Teves  AG & Co.                                    iv

                       10.10                Amendment to Note Purchase Agreement as amended as of
                                            March 30, 2002, by and between BEI Technologies, Inc.,
                                            BEI Sensors & Systems Company, Inc., Connecticut
                                            General Life Insurance Company and Allstate Life
                                            Insurance Company                                               v

                       10.11                Credit Agreement dated August 14, 2002, by and between
                                            BEI Technologies, Inc., BEI Sensors & Systems Company,
                                            Inc. and Union Bank of California

                       10.12                Second  Amendment to Note Purchase  Agreement and Waiver
                                            dated   December   20,   2002,   by  and   between   BEI
                                            Technologies, Inc., BEI Sensors & Systems Company, Inc.,
                                            Connecticut  General Life Insurance Company and Allstate
                                            Life Insurance Company.



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

                        24.1                Power of Attorney


                        99.1                BEI Technologies, Inc. Information Statement dated
                                            September 24, 1997                                             ii

                        99.2                Rights Agreement dated as of September 11, 1997 among
                                            BEI Technologies, Inc. and ChaseMellon Shareholder
                                            Services, L.L.C.                                                i

                        99.3                Registrant's Certificate of Designation of Series A
                                            Junior Participating Preferred Stock                            i

                        99.4                Form of Rights Certificate                                      i


                        99.5                CEO Certification Pursuant to 18 U.S.C. as adopted
                                            Pursuant to Section 906 of the Sarbanes - Oxley Act of
                                            2002

                        99.6                CFO Certification Pursuant to 18 U.S.C. as adopted
                                            Pursuant to Section 906 of the Sarbanes - Oxley Act of
                                            2002

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

(b)      No  reports  on Form 8-K were  filed by the  Company  during the fiscal
         2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      BEI TECHNOLOGIES, INC.

                                                      By: /s/ Robert R. Corr
                                                          ----------------------
                                                          Robert R. Corr
                                                          Vice President,
                                                          Secretary, Treasurer
                                                          and Controller

                                                      Date December 19, 2002
                                                           -----------------

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER

I, Charles Crocker, certify that:

1. I have reviewed this annual report on Form 10-K of BEI Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)       presented  in  this  annual  report  our   conclusions   about
                  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated December 19, 2002

/s/ Charles Crocker
-----------------------------------
Charles Crocker
Chief Executive Officer and Chairman of the Board of Directors

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER

I, John LaBoskey, certify that:

1. I have reviewed this annual report on Form 10-K of BEI Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)       presented  in  this  annual  report  our   conclusions   about
                  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated December 19, 2002

/s/ John LaBoskey
-----------------------------
John LaBoskey
Senior Vice President and Chief Financial Officer

                                                                     SCHEDULE II

                             BEI TECHNOLOGIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              Column A                                  Column B                  Column C           Column D         Column E
              --------                                  --------         -------------------------   --------         --------
                                                                                     Additions
                                                        ---------------------------------------------------------------------
                                                        Balance at      Charged to                                   Balance at
                                                        Beginning       Costs and     Charged to                       End of
             Description                                of Period        Expenses   Other Accounts  Deductions         Period
             -----------                                ---------        --------   --------------  ----------         ------
                                                                                    (in thousands)
Year ended September 28, 2002:
Deducted from asset accounts:
     Allowance for doubtful accounts ..................   $1,662         $1,526         $--           $1,823(A)         $1,365
     Inventory reserve ................................    3,755          1,053          --            2,381(B)          2,427
                                                          ------         ------         -----         ------            ------
            Total .....................................   $5,417         $  460         $--           $2,125            $3,792
                                                          ======         ======         =====         ======            ======
Year ended September 29, 2001:
Deducted from asset accounts:
     Allowance for doubtful accounts ..................   $1,084         $1,093         $--           $  515(A)         $1,662
     Inventory reserve ................................    4,452          4,843          --            5,540(B)          3,755
                                                          ------         ------         -----         ------            ------
            Total .....................................   $5,536         $5,936         $--           $6,055            $5,417
                                                          ======         ======         =====         ======            ======
Year ended September 30, 2000:
Deducted from asset accounts:
     Allowance for doubtful accounts ..................   $  597         $  550         $--           $   63(A)         $1,084
     Inventory reserve ................................    3,154          4,685          --            3,387(B)          4,452
                                                          ------         ------         -----         ------            ------
            Total .....................................   $3,751         $5,235         $--           $3,450            $5,536
                                                          ======         ======         =====         ======            ======

(A) Write-offs of uncollectible accounts

(B) Write-offs of obsolete and scrap items

      REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, AS TO SCHEDULE II


The Board of Directors and Shareholders
BEI Technologies, Inc.

We have audited the consolidated financial statements of BEI Technologies, Inc. and subsidiaries as of September 28, 2002 and September 29, 2001, and for each of the three years in the period ended September 28, 2002, and have issued our report thereon dated October 29, 2002. Our audits also included the financial statement schedule listed in Item 15(a)2 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                Ernst & Young LLP


San Francisco, California
Date October 29, 2002

INDEX TO EXHIBITS


Exhibit
Number                              Description
------                              -----------

10.11 Credit Agreement dated August 14, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc. and Union Bank of California

10.12 Second Amendment to Note Purchase Agreement and Waiver dated December 20, 2002, by and between BEI Technologies, Inc.,
                  BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company and Allstate Life Insurance Company.

23.1              Consent of Ernst & Young LLP Independent Auditors

24.1              Power of Attorney

99.5              CEO Certification  Pursuant to 18 U.S.C as adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

99.6              CFO Certification Pursuant to 18 U.S.C. as adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002