Form 10-K/A
period 2002-09-28
BEI TECHNOLOGIES INC
filed 2003-02-10
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 2002 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                           One Post Street, Suite 2500
                         San Francisco, California 94104
              (Address of principal executive officers) (Zip code)
     ---------------------------------------------------------------------

                                 (415) 956-4477
     ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 11, 2002 was $160,941,014(A). As of December 11, 2002, 14,597,591 shares of Registrant's Common Stock were outstanding.

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

EXPLANATORY NOTE TO AMENDMENT NO. 1

Amendment No. 1 is filed only to amend Item 15(d) to provide the audited financial statements of OpticNet, Inc. ("OpticNet"), as required by Item 3-09 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC"). OpticNet's financial statements were filed pursuant to an extension available under Rule 12b-25 promulgated by the SEC under the 1934 Exchange Act, as amended. Except for such audited financial statements, all information contained in the original Report on Form 10-K filed on December 23, 2002 has not been updated or amended by this Amendment No. 1.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K/A.

                                                                                                       Form 10-K
                                                                                                      Page Number
                                                                                                      -----------
(a)(1)      Index to Consolidated Financial Statements
            ------------------------------------------

            The following Consolidated Financial Statements of BEI Technologies, Inc.
            and its Subsidiaries are filed as part of this Form 10-K/A:

            Report of Ernst & Young LLP, Independent Auditors                                              49

            Consolidated Balance Sheets -
               September 28, 2002 and September 29, 2001                                                   29

            Consolidated Statements of Operations - Years ended September 28, 2002,
               September 29, 2001 and September 29, 2000                                                   31


            Consolidated Statements of Cash Flows - Years ended September 28, 2002,
               September 29, 2001 and September 30, 2000                                                   32

            Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
               Income (Loss) - Years ended September 28, 2002, September 29, 2001 and
               September 30, 2000                                                                          34

            Notes to Consolidated Financial Statements - September 28, 2002                                35

Page references refer to the page number in the Registrant's Annual Report on Form 10-K filed on December 23, 2002.

(a)(2)   Index to Financial Statement Schedule

         The  following   Consolidated   Financial  Statement  Schedule  of  BEI
         Technologies,  Inc. for each of the years in the period ended September
         28, 2002 is filed as part of this Form 10-K/A:

         Schedule II    Valuation and Qualifying Accounts                                                 S-1

                        Report of Ernst & Young LLP, Independent
                        Auditors as to Schedule                                                           S-2

Page references above refer to the page number in the Registrant's Annual Report on Form 10-K filed on December 23, 2002. Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

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

10.11    Credit  Agreement  dated  August 14,  2002,  by and
         between  BEI  Technologies,  Inc.,  BEI  Sensors  &
         Systems Company,  Inc. and Union Bank of California             vi

10.12    Second  Amendment to Note  Purchase  Agreement  and
         Waiver dated  December 20, 2002, by and between BEI
         Technologies,  Inc., BEI Sensors & Systems Company,
         Inc.,  Connecticut  General Life Insurance  Company
         and Allstate Life Insurance Company.                            vi

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

(vi) Incorporated by reference. Previously filed as an exhibit to the Form 10-K (File No. 000-22799) as filed on December 23, 2002.

*        Items  which  are  management   contracts  or  compensatory   plans  or
         arrangements required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b)      No reports on Form 8-K were filed by the Company during fiscal 2002.

(c) Index to financial statement schedules for the financial statements of subsidiaries not consolidated and fifty-percent-or-less-owned persons:

         The following Financial Statement Schedule of OpticNet, Inc. for each of the years in the period ended September 28, 2002 is filed as part of this Form 10-K/A:

         Schedule III   Financial Statements of OpticNet, Inc.          S-3

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BEI TECHNOLOGIES, INC.
                                          By: /s/ Robert R. Corr
                                              ----------------------------------
                                          Robert R. Corr
                                          Vice President, Secretary, Treasurer
                                          and Controller
                                          Date February 7, 2003
                                               ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                     Title                                             Date
---------                                     -----                                             ----
/s/ Charles Crocker                           Chief Executive Officer and Chairman of
---------------------------------------       the Board Of Directors                            February 7, 2003
Charles Crocker                               (Principal Executive Officer)                     ------------------------------


           *                                  President, Chief Operating Officer                February 7, 2003
---------------------------------------       and Director                                      ------------------------------
Dr. Asad M. Madni


/s/ John LaBoskey                             Senior Vice President and Chief                   February 7, 2003
---------------------------------------       Financial Officer                                 ------------------------------
John LaBoskey


/s/ Robert R. Corr                            Vice President, Secretary, Treasurer and          February 7, 2003
---------------------------------------       Controller (Principal Accounting Officer)         ------------------------------
Robert R. Corr


           *                                  Director                                          February 7, 2003
---------------------------------------                                                         ------------------------------
Richard M. Brooks


           *                                  Director                                          February 7, 2003
---------------------------------------                                                         ------------------------------
George S. Brown


           *                                  Director                                          February 7, 2003
---------------------------------------                                                         ------------------------------
C. Joseph Giroir, Jr.


           *                                  Director                                          February 7, 2003
---------------------------------------                                                         ------------------------------
Dr. William G. Howard


           *                                  Director                                          February 7, 2003
---------------------------------------                                                         ------------------------------
Gary D. Wrench

*By: /s/ Charles Crocker                      Attorney-in-Fact                                  February 7, 2003
---------------------------------------       (Signing under the authority of a                 ------------------------------
Charles Crocker                               Power of Attorney previously filed
                                              with the Securities and Exchange
                                              Commission)




                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER

I, Charles Crocker, certify that:

1. I have reviewed this annual report on Form 10-K/A of BEI Technologies, Inc.;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

         c)       presented  in  this  annual  report  our   conclusions   about
                  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Dated February 7, 2003
      -----------------------------


/s/ Charles Crocker
-----------------------------------
Charles Crocker
Chief Executive Officer and Chairman of the Board of Directors

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER

I, John LaBoskey, certify that:

1. I have reviewed this annual report on Form 10-K/A of BEI Technologies, Inc.;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

         c)       presented  in  this  annual  report  our   conclusions   about
                  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Dated February 7, 2003
      -----------------------------


/s/ John LaBoskey
-----------------------------------
John LaBoskey
Senior Vice President and Chief Financial Officer

                                                                    SCHEDULE III

OpticNet, Inc.
(a development stage company)
Balance Sheets

                                                   September 28,   September 29,
                                                       2002           2001
                                                    ----------     ----------
Assets

Current assets:
   Cash and cash equivalents .....................  $    4,881     $  828,489
   Trade receivables, less customer allowance for
    doubtful accounts (2002--$57,080; 2001--$0) ..        --           99,720
   Prepaid expenses ..............................       3,263         18,528
   Other current assets ..........................         324         62,103
                                                    ----------     ----------
Total current assets .............................       8,468      1,008,840

   Property and equipment, net ...................        --           17,984
   Deposits ......................................         728         22,025
                                                    ----------     ----------
                                                    $    9,196     $1,048,849
                                                    ==========     ==========

See accompanying notes.

OpticNet, Inc.
(a development stage company)
Balance Sheets (cont.)

                                                                                                 September 28,         September 29,
                                                                                                      2002                 2001
                                                                                                   -----------          -----------
Liabilities and stockholders' deficit

Current liabilities:
   Accounts payable ......................................................................         $    13,713          $   132,574
   Accrued expenses and other liabilities ................................................              40,394              324,174
   Other related party liabilities .......................................................             214,078                 --
   Note payable to related party .........................................................           2,656,338            1,166,608
   Customer advances .....................................................................                --                 25,000
                                                                                                   -----------          -----------
Total current liabilities ................................................................           2,924,523            1,648,356

   Deferred rent .........................................................................                --                 14,670

Stockholders' deficit:
 Preferred stock (authorized 22,000,000 shares):
   Series A convertible preferred stock:
     ($0.0001 par value; 2,000,000 issued and
      outstanding and liquidation preference of
     $1,000,000 at September 28, 2002,
     and September 29, 2001) .............................................................                 200                  200
  Common stock:
    ($0.0001 par value; authorized 50,000,000 shares;
    issued and outstanding;
    September 28, 2002--6,092,104;
    September 29, 2001--6,311,428) .......................................................                 235                  139
Equity funding from a related party,
     see Note 13 .........................................................................               1,815                 --
  Additional paid-in capital .............................................................           2,943,118            1,098,500
  Deferred stock-based compensation ......................................................             (48,765)             (32,515)
  Deficit accumulated during the development stage .......................................          (5,811,930)          (1,680,501)
                                                                                                   -----------          -----------
Total stockholders' deficit ..............................................................          (2,915,327)            (614,177)
                                                                                                   -----------          -----------
                                                                                                   $     9,196          $ 1,048,849
                                                                                                   ===========          ===========

See accompanying notes.

OpticNet, Inc.
(a development stage company)
Statements of Operations

                                                                                                 Period from           Period from
                                                                                                February 23,           February 23,
                                                                                                    2000                  2000
                                                       Year Ended           Year Ended          (inception) to        (inception) to
                                                      September 28,        September 29,         September 30,         September 28,
                                                          2002                 2001                  2000                  2002
                                                      -----------           -----------           -----------           -----------
Revenues ...................................          $   112,500           $   499,000           $      --             $   611,500
Cost of revenues ...........................               83,801               259,640                  --                 343,441
                                                      -----------           -----------           -----------           -----------

Gross profit ...............................               28,699               239,360                  --                 268,059

Operating expenses:
  Selling, general
  and administrative .......................            1,279,239               868,769                15,000             2,163,008
  Research and
  development ..............................            2,759,323               971,952               101,564             3,832,839
                                                      -----------           -----------           -----------           -----------

Total operating
   expenses ................................            4,038,562             1,840,721               116,564             5,995,847
                                                      -----------           -----------           -----------           -----------

Loss from operations .......................           (4,009,863)           (1,601,361)             (116,564)           (5,727,788)

Other income (expense):
Other income ...............................                3,897                50,458                10,818                65,173
Interest expense ...........................             (125,463)              (23,852)                 --                (149,315)
                                                      -----------           -----------           -----------           -----------

Other income
   (expense), net ..........................             (121,566)               26,606                10,818               (84,142)
                                                      -----------           -----------           -----------           -----------

Net loss accumulated
   in the development
   stage ...................................          $(4,131,429)          $(1,574,755)          $  (105,746)          $(5,811,930)
                                                      ===========           ===========           ===========           ===========
Basic and diluted net
loss per share .............................          $     (0.74)          $     (0.32)          $     (0.15)          $     (1.36)
                                                      ===========           ===========           ===========           ===========
Weighted average shares
   used in computation of
   basic and diluted loss
   per share ...............................            5,586,971             4,989,132               683,765             4,266,774
                                                      ===========           ===========           ===========           ===========

See accompanying notes.

OpticNet, Inc.
(a development stage company)
Statements of Stockholders' Deficit

                                                                Preferred
                                                                   Stock                        Common Stock          Treasury Stock
                                                         ---------------------------      --------------------------  --------------
                                                           Shares           Amount          Shares          Amount         Shares
                                                         ----------       ----------      ----------      ----------      ----------
Balance at February 23, 2000 (inception) ..........            --                $--            --               $--            --
 Net loss for the  period
  ending September 30, 2000 .......................
 Issuance of restricted
  Nonvoting common
  Stock in exchange for
  cash in June 2000 at
  $0.035 per share ................................                                        1,285,712             129
 Issuance of restricted
  Nonvoting common Stock in
  June 2000 at $0.035 per share
  (subject to repurchase right by
  the company, lapsing in exchange
  for continued service) ..........................                                        1,652,572
 Issuance of convertible
  preferred stock for
  cash to BEI
  Technologies in
  July 2000 at $0.50 per Share ....................       2,000,000              200
 Amortization of
  deferred stock
  Compensation ....................................
                                                         ----------       ----------      ----------      ----------      ----------
Balance at September 30, 2000 .....................       2,000,000              200       2,938,284             129            --

 Net loss .........................................
 Issuance of voting
  Common stock to BEI
  Technologies in
  November 2000 for
  intellectual property
  rights and technology ...........................                                        3,616,000
 Repurchase of restricted
  common stock in
  January 2001 ....................................                                         (342,856)
 Issuance of restricted
  nonvoting common
  stock in exchange for
  cash in February 2001
  at $0.08 per share ..............................                                          100,000              10
 Amortization of deferred stock
  compensation ....................................
                                                         ----------       ----------      ----------      ----------      ----------
Balance at September 29, 2001 .....................       2,000,000              200       6,311,428             139            --

 Net loss .........................................
 Equity funding from a
  related party, see Note 13 ......................
 Treasury stock ...................................                                         (967,056)                        967,056
 Issuance of restricted nonvoting
  common stock in August/September 2002
  at $0.04 per share ..............................                                          930,000              93
 Repurchase of restricted
  common stock ....................................                                         (205,954)
 Stock options exercised ..........................                                           23,686               3
 Amortization of deferred stock
  compensation ....................................
                                                         ----------       ----------      ----------      ----------      ----------
Balance at September 28, 2002 .....................       2,000,000       $      200       6,092,104      $      235         967,056
                                                         ==========       ==========      ==========      ==========      ==========

See accompanying notes.

OpticNet, Inc.
(a development stage company)
Statements of Stockholders' Deficit (Cont.)

                                                                                                        Deficit
                                                      Equity                                          Accumulated
                                                   Funding from     Additional        Deferred         During the          Total
                                                     a Related        Paid-In        Stock-Based       Development     Stockholders'
                                                       Party          Capital        Compensation         Stage           Deficit
                                                    -----------      -----------      -----------      -----------      -----------
Balance at February 23, 2000 (inception) ......     $      --        $      --        $      --        $      --        $      --
 Net loss for the  period
  ending September 30, 2000 ...................                                                           (105,746)        (105,746)
 Issuance of restricted
  Nonvoting common
  Stock in exchange for
  cash in June 2000 at
  $0.035 per share ............................                           44,870                                             44,999
 Issuance of restricted
  Nonvoting common Stock in
  June 2000 at $0.035 per share
  (subject to repurchase right by
  the company, lapsing in exchange
  for continued service) ......................                           57,840          (57,840)
 Issuance of convertible
  preferred stock for
  cash to BEI
  Technologies in
  July 2000 at $0.50 per
  Share .......................................                          999,800                                          1,000,000
 Amortization of deferred stock
  Compensation ................................                                             4,820                             4,820
                                                    -----------      -----------      -----------      -----------      -----------
Balance at September 30, 2000 .................            --          1,102,510          (53,020)        (105,746)          44,073

 Net loss .....................................                                                         (1,574,755)      (1,574,755)
 Issuance of voting
  Common stock to BEI Technologies in
    November 2000 for intellectual
    property rights and technology ............
 Repurchase of restricted
   common stock in January 2001 ...............                          (12,000)          12,000
 Issuance of restricted
   nonvoting common
  stock in exchange for
  cash in February 2001
  at $0.08 per share ..........................                            7,990                                              8,000
 Amortization of deferred
   stock compensation .........................                                             8,505                             8,505
                                                    -----------      -----------      -----------      -----------      -----------
Balance at September 29, 2001 .................            --          1,098,500          (32,515)      (1,680,501)        (614,177)

 Net loss .....................................                                                         (4,131,429)      (4,131,429)
 Equity funding from a
  related party, see Note 13 ..................           1,815        1,812,827                                          1,814,642
 Treasury stock ...............................
 Issuance of restricted nonvoting
  common stock in August/
  September 2002 at $0.04 per share ...........                           37,107          (37,200)
 Repurchase of restricted
  common stock ................................                           (7,208)           7,208
 Stock options exercised ......................                            1,892                                              1,895
 Amortization of deferred
  stock compensation ..........................                                            13,742                            13,742
                                                    -----------      -----------      -----------      -----------      -----------
Balance at September 28, 2002 .................     $     1,815      $ 2,943,118      $   (48,765)     $(5,811,930)     $(2,915,327)
                                                    ===========      ===========      ===========      ===========      ===========

See accompanying notes.

OpticNet, Inc.
(a development stage company)
Statements of Cash Flows

                                                                                             Period from            Period from
                                                                                          February 23, 2000      February 23, 2000
                                                   Year Ended            Year Ended         (inception) to        (inception) to
                                                  September 28,         September 29,        September 30,         September 28,
                                                      2002                  2001                 2000                  2002
                                                  -----------           -----------           -----------           -----------
Operating activities:
Net loss ...................................      $(4,131,429)          $(1,574,755)          $  (105,746)          $(5,811,930)
Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
  Depreciation .............................           21,228                 3,264                  --                  24,492
  Amortization .............................           13,742                 8,505                 4,820                27,067
  Net changes in operating
   assets and liabilities:
   Trade receivables .......................           99,720               (99,720)                 --                    --
   Prepaid expenses ........................           15,265               (18,528)                 --                  (3,263)
   Other current assets ....................           61,779               (62,103)                 --                    (324)
   Accounts payable ........................         (118,861)              131,492                 1,082                13,713
   Accrued and other liabilities ...........         (283,780)              319,432                 4,742                40,394
   Customer advances .......................          (25,000)              (25,000)               50,000                  --
   Deferred rent ...........................          (14,670)               14,670                  --                    --
   Other related party liabilities .........          214,078                  --                    --                 214,078
   Note payable to related party ...........             --                 (12,906)               12,906                  --
                                                  -----------           -----------           -----------           -----------
Net cash used in operating activities ......       (4,147,928)           (1,315,649)              (32,196)           (5,495,773)

Investing activities:
  Purchases of property and equipment ......           (3,244)              (21,248)                 --                 (24,492)
  Deposits .................................           21,297               (22,025)                 --                    (728)
                                                  -----------           -----------           -----------           -----------
Net cash provided by (used in) investing
  activities ...............................           18,053               (43,273)                 --                 (25,220)

See accompanying notes.

OpticNet, Inc.
(a development stage company)
Statements of Cash Flows (cont.)

                                                                                               Period from            Period from
                                                                                            February 23, 2000      February 23, 2000
                                                     Year Ended            Year Ended         (inception) to        (inception) to
                                                    September 28,         September 29,        September 30,         September 28,
                                                        2002                  2001                 2000                  2002
                                                     -----------           -----------           -----------          -----------
Financing activities:
Proceeds from borrowing on
  line of credit from related
  party .....................................        $ 1,489,730           $ 1,330,601           $      --            $ 2,820,331
Principal payments on line of credit
  from related party ........................               --                (163,993)                 --               (163,993)
Proceeds from issuance of preferred
  stock, net ................................               --                    --               1,000,000            1,000,000
Proceeds from equity funding from a
  related party .............................          1,814,642                  --                    --              1,814,642
Issuance of common stock ....................              1,895                 8,000                44,999               54,894
                                                     -----------           -----------           -----------          -----------

Net cash provided by financing activities ...          3,306,267             1,174,608             1,044,999            5,525,874
                                                     -----------           -----------           -----------          -----------
Net increase (decrease) in cash and cash
  equivalents ...............................           (823,608)             (184,314)            1,012,803                4,881

Cash and cash equivalents at
  beginning of period .......................            828,489             1,012,803                  --                   --
                                                     -----------           -----------           -----------          -----------
Cash and cash equivalents at end
  of period .................................        $     4,881           $   828,489           $ 1,012,803          $     4,881
                                                     ===========           ===========           ===========          ===========
Supplemental Disclosure of Non Cash Items:
Grants of restricted stock ..................        $    37,200           $      --             $    57,840          $    95,040
Contribution of treasury stock ..............             14,720                  --                    --                 14,720
Repurchase of restricted stock ..............        $     7,208           $    12,000           $      --            $    19,208

See accompanying notes.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements
September 28, 2002

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

OpticNet, Inc. ("OpticNet" or the "Company") was incorporated on February 23, 2000 in the State of Delaware, as a majority owned subsidiary of BEI Technologies, Inc. ("BEI Technologies"). From its inception (February 23, 2000) through December 31, 2000, OpticNet operated as a controlled subsidiary of BEI Technologies. BEI Technologies accumulated the costs associated with OpticNet's operation in the period from February 23, 2000 through December 31, 2000 including all expenses directly attributable to OpticNet and an allocation of the costs of facilities, salaries and employee benefits based on relative headcount. These allocations were based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if OpticNet had been operated on a stand-alone basis during this period.

As of October 30, 2000, BEI Technologies distributed 3,578,387 shares to BEI Technologies stockholders ("Distribution"), substantially all of the Company's voting common stock held by BEI Technologies. In the Distribution, each holder of record of BEI Technologies common stock as of October 30, 2000 received one share of OpticNet common stock for every two shares of BEI Technologies common stock held, and cash in lieu of any fractional share of OpticNet common stock. After the Distribution, BEI Technologies continued to hold securities of the Company in the form of convertible preferred and common stock, representing an aggregate ownership interest of approximately 25% in the Company.

The principal focus of the Company's business is to develop, manufacture and market fiber optic components and subsystems for the telecommunications market.

OpticNet's primary activities since inception have been devoted to developing its product offerings and related technologies, recruiting key management and technical personnel and raising capital to fund operations. OpticNet has not recognized significant revenues since inception. All revenue recognized to date consisted of engineering work performed under engineering agreements with unaffiliated customers and not from the sale of fiber optic components and subsystems. As a result, the accompanying financial statements are presented in accordance with Financial Accounting Statement ("FAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

OpticNet's  operations  are  subject  to  significant  risks and  uncertainties, including competitive, financial, developmental, operational, growth and expansion, technological, regulatory and other risks associated with an emerging business.

These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had recurring operating losses and negative cash flows from operations and has an accumulated deficit of $5.8 million at September 28, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During fiscal 2002, the Company continued to be unsuccessful in attracting outside financing despite management's efforts and continued operations on a reduced basis. Management and the Company's board of directors decided in March 2002 to reduce the level of incremental spending for research and development and to reduce operations to a level that will solely support the current customer base. Management's plan to enable the Company to continue as a going concern calls for the Company's operations to be frozen at a minimal level, sufficient to support current product delivery commitments. The Company reduced its fixed cost base to an absolute minimum and no longer maintains any employees of its own. The majority of operating costs are paid by a related party which shares the Hayward facility and from whom engineering and other services are rented on an as-required basis. The cash outlay for the Company's portion of these costs are recorded as additional investment in the Company by the related party. Future operating expenses are expected to

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

be funded by product and prototype revenue under existing contracts. In addition, new prototype or product contracts will not be initiated if these contracts cannot generate positive cash flows within the next 12 months. Management believes that additional funding of less than $1.0 million will enable the Company to continue on a reduced basis as a going concern through September 30, 2003 and that such funding will be available from the related party, if required. Management continues to seek additional equity financing from new and existing sources on an opportunistic and as-available basis. Management plans to defer substantially all research and development activity in the absence of additional equity financing. Although management is confident in its ability to execute its plan to enable the Company to continue as a going concern there is no assurance that the Company will be able to reduce expenditures sufficiently, estimate future contract costs accurately, or secure the necessary financing, in order to continue operations.

These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

During the third and fourth quarters of fiscal 2002, BEI Technologies provided the Company with approximately $1.8 million in financing, which was advanced with the understanding that such amount would be converted into a form of nonvoting equity in the Company.

Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of the Company's newly authorized nonvoting Series B Preferred Stock to BEI Technologies, in consideration of the approximately $1.8 million advanced.

Fiscal Year

The Company's fiscal year ends on the Saturday nearest September 30. Fiscal years 2002 and 2001 each contained 52 weeks. The period from February 23, 2000 (inception) to September 30, 2000 contained 32 weeks.

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity period of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

The Company's engineering agreements have been with three customers located in the United States. Historically, there have been no credit losses with these customers. In addition, as the Company primarily deals with start-up companies in relation to delivery of prototype units, there may be disputes regarding the performance of the prototypes and payment not received.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held by various domestic financial institutions with a high credit standing. The Company has not experienced any losses on its cash or cash equivalents.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided in amounts sufficient to amortize the cost of such assets over their estimated useful lives, which range from three to five years, using the straight-line method for structures and accelerated or straight-line methods for equipment. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Long-Lived Assets

The Company recognizes impairment losses in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Long-lived assets, including property and equipment and other assets, are reviewed and impairment recognized when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. Indicators of impairment were present during the periods presented. Total net realizable fair value of all long-lived assets at September 28, 2002 was $728.

Revenue Recognition

To date, the Company has not recognized revenue related to non-prototype product offerings. All revenue recognized to date consisted of engineering work performed under engineering agreements with unaffiliated customers. Revenue for such engineering work is recognized based on customer acceptance of the achievement of milestones in the engineering agreement.

Research and Development Expense

The Company's products are highly technical in nature and require a significant level of research and development effort. Research and development costs are charged to expense as incurred in accordance with FAS No. 2, "Accounting for Research and Development Costs." Payments and receivables recorded from customers for the delivery under contracts of prototype units of $187,000, $210,000, and $397,000 were offset against research and development expense in the statements of operations for fiscal years 2002 and 2001 and from inception through fiscal 2002, respectively.

Net Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of shares outstanding. The effect of convertible preferred stock, unvested stock and outstanding stock options is antidilutive and, accordingly, is excluded from diluted loss per share.

Recent Accounting Pronouncements

In July 2001, the FASB issued FAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus amortization of goodwill, including goodwill recorded in past transactions, will cease upon adoption of this statement. FAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company chose to adopt FAS 142 for its fiscal year beginning September 30, 2001. The adoption of this standard did not have a significant impact on the Company as it has no goodwill.

In October 2001, the FASB issued FAS No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal periods beginning after December 15, 2001. FAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment/disposal of long-lived assets. FAS 144 sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. The Company does not believe that the adoption of FAS 144 will have a significant impact on its financial statements.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

In June 2002, the FASB issued FAS No. 146 ("FAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The Company does not believe the adoption of FAS No. 146 will have a material impact on its financial statements.

2. Transactions with Related Parties

On October 6, 2000, the Company and BEI Technologies entered into a Technology Transfer and Distribution Agreement (the "Distribution Agreement") whereby BEI Technologies contributed to the Company certain assets and intellectual property related to the fiber optic components technology developed by BEI Technologies and BEI Technologies' majority-owned subsidiary, SiTek, Inc. ("SiTek") in exchange for 3,616,000 shares of the Company's common stock. BEI Technologies later distributed 3,578,387 of these shares to its stockholders on November 21, 2000 in connection with the Company's separation from BEI Technologies.

In connection with the Distribution Agreement, on October 6, 2000, the Company and SiTek entered into a License and Technical Assistance Agreement whereby Sitek agreed to license certain technology to the Company, assist the Company in certain research and development efforts following the Distribution and also fabricate and supply certain components utilized in the Company's products. Further, Sitek granted to the Company a perpetual, royalty free, worldwide, exclusive license to develop, make, use and sell products within the field of telecommunications data transmission utilizing technology now possessed or later developed by SiTek, and the Company has granted to SiTek a corresponding perpetual, royalty free, worldwide, exclusive license to develop, make, use and sell products outside of the Company's defined market utilizing technology now possessed or later developed by the Company. This agreement shall continue in effect for five years and automatically renew thereafter for consecutive one-year terms unless either party gives written notice of termination.

On October 27, 2000, the Company and BEI Technologies entered into an InterCompany Services Agreement (the "Services Agreement") whereby BEI Technologies agreed to make available to the Company certain office and facility space, personnel support and supervision, financial and administrative services, record-keeping functions and other assistance, with BEI Technologies being reimbursed for the costs and expenses incurred in connection with the provision of these services to OpticNet. Charges for these services were allocated to the Company based upon usage, headcount and other methods that management believes to be reasonable. These allocations totaled $50,000 for fiscal 2002. In the fiscal quarter ended June 29, 2002, BEI Technologies agreed to suspend charges for the third and fourth quarters of fiscal 2002 and future quarters' service charges, due to the Company's inability to obtain significant strategic partners or third party financing and reduced services to a minimal level.

The Services Agreement further provided for a line of credit from BEI Technologies to the Company for up to $2.0 million with interest at prime plus 1.5%, expiring on September 28, 2002, unless extended by mutual agreement of the parties. During fiscal 2002, BEI Technologies increased this line of credit by $1.0 million. As of June 29, 2002 and September 28, 2002, the Company had outstanding borrowings totaling approximately $2.7 million on this line of credit. During the fiscal quarter ended June 29, 2002, the Company was informed by BEI Technologies that no further advances would be made to the Company under this line of credit beyond the approximately $2.7 million funded as of March 30, 2002. During October 2002, BEI Technologies extended the maturity date of the line of credit to December 31, 2002. To maintain sufficient liquidity in the future and to fund operations, the Company will need to obtain additional financing, which may be on unfavorable terms in light of the Company's credit position.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

On September 28, 2001 the Company entered into a general equipment sublease agreement with BEI Technologies as the lessor, which is subordinate to a master lease agreement entered into by BEI Technologies as the lessee. On September 28, 2001, December 20, 2001 and March 28, 2002, the Company executed equipment lease schedules under the general equipment sublease with BEI Technologies. The total value of the scheduled equipment under the sublease agreement was approximately $7.0 million, with an initial lease term of 36 months. Rental payments are due on a quarterly basis and the amount determined by the Company's level of usage of the equipment, the cost of the equipment and applicable interest. Payments due for fiscal 2002 were approximately $660,000. Due to reduced usage of the equipment during the last 6 months of fiscal 2002, and expected reduced usage in the future, past payments may not be indicative of expected future payments.

The Company originally entered into a sublease agreement in October 2001 with BEI Technologies for a 15,571 square feet facility for administration, research and development and manufacturing activities in Hayward, California, expiring December 2005. As of March 30, 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs. The Company agreed with BEI Technologies that this reduction in operations would lower usage of the equipment and the subleased facilities described above. Accordingly, the annual lease payments to BEI Technologies have been prorated beginning March 31, 2002, based on the portion of the facilities the Company requires to support its current customers.

In the six months ended September 28, 2002, BEI Technologies advanced an additional $1.8 million to the Company. Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of the Company's newly authorized nonvoting Series B Preferred Stock to BEI Technologies, in consideration of the approximately $1.8 million advanced noted above. See Note 13.

All of the arrangements outlined above were negotiated by related parties and may not represent transactions at arms length and the Company may not be able to obtain terms as favorable with third parties if and when the arrangements with BEI Technologies come to an end.

3. Property and Equipment

Property and equipment consists of the following:

                                                  September 28, September 29,
                                                       2002          2001
                                                      -------       -------
Machinery and equipment .........................     $14,561       $13,403
Leasehold improvements ..........................       9,931         7,845
                                                      -------       -------
                                                       24,492        21,248
Less accumulated depreciation and amortization ..      24,492         3,264
                                                      -------       -------
Property and equipment, net .....................     $  --         $17,984
                                                      =======       =======

No equipment was capitalized under capital leases at September 28, 2002 and September 29, 2001.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

4. Accrued Expenses and Other Liabilities

                                               September 28,   September 29,
                                                   2002           2001
                                                 --------       --------
Employee compensation ........................   $   --         $140,815
Vacation .....................................       --           56,542
Accrued professional fees ....................     40,394        103,861
Interest .....................................       --           21,852
Other ........................................       --            1,104
                                                 --------       --------
Total accrued expenses and other liabilities .   $ 40,394       $324,174
                                                 ========       ========

5. Leasing Arrangements

The Company leases its facility and certain property and equipment under related party leasing arrangements, see Note 2, that have been accounted for as operating leases in the accompanying financial statements, according to the terms of such arrangements. As of March 30, 2002, the Company, in recognition of its inability to obtain significant strategic partners or third party financing, concluded it was necessary to reduce operating costs. The Company agreed with its lessor that this reduction in operations would lower usage of the equipment and the subleased facilities described above. Accordingly, the annual lease payments have been prorated beginning March 31, 2002, based on the portion of the facilities the Company requires to support its current customers.

The Company recognized rent expense under operating leases of approximately $129,000 and $328,000 for the year ended September 28, 2002 and the period from February 23, 2000 (inception) to September 28, 2002, respectively. Additionally, the Company recognized rent expense under operating leases of approximately $199,000 for the year ended September 29, 2001.

On September 28, 2001, December 20, 2001 and March 28, 2002 the Company entered into equipment sublease agreements with BEI Technologies, as described in Note 2.

The Company rents office space used for administrative purposes in San Francisco, California from BEI Technologies under the Company's Services Agreement described in Note 2. The monthly rental payments associated with these facility rental arrangements are subsumed into the Company's total monthly payment under the Services Agreement. The Company also leases space used for research and development and manufacturing activities in Hayward, California from BEI Technologies under a sublease agreement described in Note 2. The average annual rental payment under the sublease agreement is approximately $11,000.

6. Note Payable to Related Party

During fiscal 2001, the Company entered into a line of credit agreement with BEI Technologies, a minority investor. Under the terms of the agreement, BEI Technologies has made available to the Company from time to time until December 31, 2002, an amount not to exceed at any time the aggregate principle amount of $3.0 million, as amended. The Company's obligation to repay the loans outstanding is due in full on December 31, 2002, unless extended by mutual agreement of the parties. During the fiscal quarter ended June 29, 2002, the Company was informed by BEI Technologies that no further advances would be made to the Company under this line of credit beyond the approximately $2.7 million funded as of March 30, 2002 in view of the Company's inability to obtain outside financing to date and other general indications of investor disaffection with businesses in the telecommunications market. Borrowings outstanding on the line of credit were as follows:

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

                                                                                 September 28, September 29,
                                                                                    2002           2001
                                                                                 ----------     ----------
Unsecured revolving promissory note from BEI Technologies due 12/31/02, at a rate of prime plus 1.5% (6.25% and 7.5% in fiscal 2002
and 2001, respectively) ....................................................     $2,656,338     $1,166,608
                                                                                 ----------     ----------
                                                                                 $2,656,338     $1,166,608
                                                                                 ==========     ==========

No interest was paid during fiscal year 2002, fiscal year 2001 or in the period from February 23, 2000 (inception) to September 30, 2000. Accrued interest expense was approximately $149,000 and $24,000 at September 28, 2002 and September 29, 2001, respectively. The interest payable of approximately $149,000 at September 28, 2002 was recorded as an other related party liability.

7. Contingencies

The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions, individually or in the aggregate, will have a material impact on the Company's business, financial condition or operating results. The Company is a codefendant in a dispute with a former employee, which at September 28, 2002, cannot be reasonably estimated to the future financial impact. The Company believes this claim has no merit and is rigorously defending the allegation.

8. Stockholders' Equity Deficit

Series A Convertible Preferred Stock

As of September 28, 2002 and September 29, 2001, the Company had 2,000,000 shares of Series A convertible preferred stock ("Series A"), issued and outstanding, all of which shares are held by BEI Technologies.

Voting

Holders of the Company's Series A preferred stock vote on an as-if-converted basis together with the voting common stock on all matters except as otherwise provided by law or in the Company's Certificate of Incorporation.

Liquidation Rights

In the event of any liquidation or winding up of the Company, including a merger, consolidation or reorganization in which the Company is not the surviving entity or a sale of substantially all of the Company's assets, the holders of Series A are entitled to liquidation preferences of $0.50 per share plus any declared and unpaid dividends. Upon satisfaction of the preferred liquidation preference, any remaining assets will be distributed to the holders of common stock on a pro rata basis.

Dividends

The holders of the Series A preferred are entitled to receive dividends when and if declared by the Board of Directors. The dividends are payable in preference and priority to any payment of any dividend on the common stock of the Company. Such dividends are not cumulative, and no right accrues to the holders of Series
A. No dividends have been declared through September 28, 2002.

Conversion

The Series A preferred stock is convertible at any time at the option of the holder into shares of the Company's voting common stock on a one for one basis. Each share of Series A shall automatically be converted into shares

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

of voting common stock at any time upon the affirmative vote of the holders of at least seventy-five percent of the Series A preferred shares then outstanding.

Series B Nonconvertible Preferred Stock

Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of nonvoting Series B Preferred Stock ("Series B") to BEI Technologies in consideration of $1.8 million advanced to the Company during the third and fourth quarters of fiscal 2002. See Note 13 for a further description of the Series B preferred stock.

Common Stock

As of September 28, 2002 and September 29, 2001, the Company had 3,093,202 and 3,616,000 shares of voting common stock issued and outstanding and 2,998,902 and 2,695,428 shares of nonvoting common stock issued and outstanding, respectively. Shares of the Company's nonvoting common stock are convertible into shares of the Company's voting common stock on a one-for-one basis only by action of the Company's Board of Directors.

Voting and nonvoting

The preferences, privileges, restrictions and other matters relating to the Company's voting common stock and nonvoting common stock are in all respects identical, except as otherwise required by law, as expressly provided in the Company's certificate of incorporation and, specifically, with respect to voting rights. Shares of the Company's voting common stock entitle the holder to vote on all matters that holders of common stock are generally entitled to vote by applicable law and as provided in the Company's certificate of incorporation and bylaws. Except as provided by the Delaware General Corporation Law, the holders of the Company's nonvoting common stock are not entitled to vote their shares on any matter on which the holders of the Company's voting common stock are generally entitled to vote their shares.

The holders of the Company's voting common stock are entitled to one vote for each share on all matters voted on by stockholders, including elections of directors, and, except as otherwise required by law or provided in any resolution adopted by the board with respect to any series of the Company's preferred stock, the holders of such shares exclusively possess all voting power (provided that the holders of the Company's preferred stock vote together with the Company's voting common stock on an as if converted basis). Subject to the preferential rights of the Company's preferred stock as described above and in the Company's certificate of incorporation, the holders of the Company's common stock are entitled to such dividends as may be declared from time to time by the board from available funds, and upon liquidation will be entitled to receive pro rata all assets of the company available for distribution to such holders.

Transfer Restrictions

There is not currently a public market for any class of the Company's securities, nor does the Company intend to create a public market any time in the near future. Until and unless the Company decides to list shares of its common stock for trading with a nationally recognized securities exchange or automated quotation system, the Company's common stock will be subject to significant restrictions on transfer as set forth in the Company's bylaws. In particular, apart from limitations on transfer created by applicable securities laws, the bylaws expressly forbid holders of the Company's common stock from assigning, hypothecating, donating, encumbering or otherwise disposing of any beneficial interest in their shares until the Company's common stock has been listed for trading with a nationally recognized securities exchange or automated quotation system. Accordingly, the Company's transfer agent has been instructed to stop any attempted transfer of beneficial ownership by a holder of the Company's common stock prior to the listing of the Company's common stock.

Shares subject to Right of Reacquisition

As of September 28, 2002 and September 29, 2001, a total of 1,240,496 and 942,096, respectively, shares of the Company's nonvoting common stock held by 17 individuals and 10 individuals, respectively, are subject to a

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

repurchase right by the Company if the individual's employment with the Company, or employment with a related party, should terminate prior to full lapsing of such repurchase right. At September 28, 2002, shares of the Company's nonvoting common stock not yet vested to the holder and subject to a right of reacquisition by the Company provided for continued monthly pro-rata lapsing of the Company's reacquisition right so long as the individual remains in the Company's employ or that of an affiliate until the right of reacquisition lapses in full in September 2007.

Effective upon termination of all of the Company's employees in July 2002, and change in status to consultants, all remaining shares subject to reacquisition are accounted for under EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Pursuant to the applicable guidance, compensation cost is determined as the shares vest on the basis of fair value. During August and September 2002 the Company granted 930,000 restricted shares to non-employees for ongoing services provided to the Company. The Company recorded compensation expense of $5,574 related to non-employee restricted stock awards during the year ended September 28, 2002.

Stock Split

On October 20, 2000, the Company's Board of Directors approved a four-for-one stock split in respect of the Company's common and preferred stock. All amounts reported in the Company's financial statements have been adjusted to reflect the split as of the beginning of the period reported on.

Equity Incentive Plan

The Company's 2000 Equity Incentive Plan ("Incentive Plan") was adopted by the Board of Directors in September 2000. The Incentive Plan provides for the granting of incentive stock options to employees and nonstatutory stock options, restricted stock purchase awards, and stock bonuses to consultants, employees and directors (collectively, "Stock Awards"). The Company reserved 1,000,000 shares of common stock for Stock Awards under the Incentive Plan and shares totaling 830,481 and 657,000 remain available for grant thereunder at September 28, 2002 and September 29, 2001, respectively. Incentive stock options granted under the Incentive Plan are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and may be granted solely to employees.

Stock options are granted pursuant to stock option agreements between the Company and the recipient of the award. The exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of grant. The exercise price for a nonstatutory stock option cannot be less than 85% of the fair market value of the common stock on the date of grant. Options granted under the Incentive Plan vest at the rate specified in a grantee's option grant notice and option agreement.

Shares subject to stock options granted under the Incentive Plan that have expired or otherwise terminated without having been exercised in full once again become available for the grant of awards under the Incentive Plan. Likewise, shares of restricted stock awarded under this plan that have not become fully vested will again become available for the grant of awards. Shares issued under the Incentive Plan may be previously unissued shares or reacquired shares bought on the market or otherwise.

The term of incentive stock options granted under the Incentive Plan may not exceed 10 years. Unless the terms of an optionee's stock option agreement provide for earlier termination, in the event an optionee's service relationship with the Company, or any affiliate of the Company's, ceases due to disability, the optionee may exercise any vested options up to 12 months after the date such service relationship ends. In the case of the optionee's death, absent a provision stating otherwise in the stock option agreement, a beneficiary of the optionee may exercise any vested options up to 18 months after the date the service relationship ends. An optionee may not transfer a stock option other than by will or intestate law of descent and distribution upon death. However, an optionee may designate a beneficiary who may exercise the option following the optionee's death. If an optionee's relationship with the Company, or any affiliate of the Company's, ceases for any reason other than disability or

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

death, absent a provision for earlier termination in the stock option agreement, the optionee may exercise any vested options up to three months from cessation of service. However, in no circumstances may an option be exercised after the expiration of its term. Acceptable consideration for the purchase of common stock issued under the Incentive Plan is determined by the board of directors and may include cash, common stock previously owned by the optionee, a deferred payment arrangement and other legal consideration approved by the board of directors.

The Company has adopted the disclosure only alternative for its equity incentive plan as described in FAS No. 123, "Accounting for Stock Based Compensation" (FAS
123). The Company accounts for employee stock awards using the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

Effective upon the termination of all of the Company's employees in July 2002, and change in status to consultants, all outstanding options are accounted for under EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Pursuant to the applicable guidance, compensation cost is determined as the options vest on the basis of fair value. In August 2002, the Company granted 16,000 shares to an employee of an affiliate for ongoing services provided to the Company. The value of non-employee options vesting during the year ended September 28, 2002 was deemed to be immaterial.

A summary of the stock option activity under the Incentive Plan is as follows:

                                                                          Weighted
                                                         Number of     average exercise
                                                       common shares   price per share
                                                       -------------   ---------------
Options outstanding at February 23, 2000
  (inception) ..................................             --            $--
Granted ........................................             --             --
Exercised ......................................             --             --
Terminated .....................................             --             --
                                                         --------          -----
Options outstanding at September 30, 2000 ......             --             --
Granted ........................................          343,000           0.08
Exercised ......................................             --             --
Terminated .....................................             --             --
                                                         --------          -----
Options outstanding at September 29, 2001 ......          343,000           0.08
Granted ........................................          182,000           0.09
Exercised ......................................          (23,686)          0.08
Terminated .....................................         (355,481)          0.08
                                                         --------          -----
Options outstanding at September 28, 2002 ......          145,833          $0.09
                                                         ========          =====

As of September 28, 2002, options for 8,333 shares were vested and exercisable at a weighted average exercise price of $0.08. Additionally, options for 145,833 shares were outstanding with a weighted average remaining contractual life of
9.1 years and a weighted average exercise price of $0.09 per share at September 28, 2002.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

As of September 29, 2001, no options were vested and exercisable and options for 343,000 shares were outstanding with a weighted average remaining contractual life of 9.54 years and a weighted average exercise price of $0.08 per share.

Compensation expense of approximately $14,000, $8,000, $5,000, and $26,000 for the amortization of stock subject to a repurchase right by the Company was recorded during the years ended September 28, 2002 and September 29, 2001, and the periods from February 23, 2000 (inception) to September 30, 2000, and February 23, 2000 (inception) to September 28, 2002, respectively.

The Company computed the pro forma disclosures required under FAS No. 123 for options granted during the years ended September 28, 2002 and September 29, 2001 using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 4.13% and 6.0%, respectively; and a weighted average expected life of 10 years; a volatility rate of 100%; and no dividend yield for both fiscal 2002 and fiscal 2001. There were no options granted during the period from February 23, 2000 (inception) to September 30, 2000. The impact on the calculation of pro forma results of operations and earnings per share required by FAS 123 was determined to be immaterial for fiscal years 2002 and 2001, and the period from inception to September 28, 2002.

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

9. Income Taxes

The Company accounts for income taxes under FAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws known at this time and that will be in effect when the differences are expected to reverse.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                   September 28,   September 29,
                                                       2002             2001
                                                   -----------      -----------
Tax at U.S. statutory rate ...................     $(1,408,747)     $  (535,417)
State income taxes, net of federal benefit ...        (248,230)         (94,485)
Change in valuation allowance ................       1,591,972          598,113
Unrealizable net operating losses ............            --             31,789
Other ........................................          65,005             --
                                                   -----------      -----------
Total income taxes ...........................     $      --        $      --
                                                   ===========      ===========

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

Significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                 September 28,     September 29,
                                                     2002              2001
                                                 -----------        -----------
Deferred tax assets:
Accruals and reserves ....................       $    11,569        $      --
Net operating loss carryforwards .........         1,998,671            556,113
Fixed asset and intangibles ..............            67,724             42,000
Credits ..................................            34,338               --
Other ....................................            98,787               --
                                                 -----------        -----------
                                                 $ 2,211,089        $   598,113
Valuation allowance ......................        (2,190,085)          (598,113)
                                                 -----------        -----------
                                                 $    21,004        $      --
                                                 ===========        ===========
Deferred tax liabilities:
Fixed asset and intangibles ..............       $   (21,004)       $      --
                                                 -----------        -----------
Net deferred tax asset (liability) .......       $      --          $      --
                                                 ===========        ===========

FAS 109 requires the establishment of a valuation allowance against a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The deferred tax assets have been fully reserved due to the Company's (i) net operating losses since inception and (ii) present inability to recognize the potential benefits of its net operating loss carryforwards. Accordingly, the valuation allowance increased by $1,591,972 and $598,113 during the years ended September 28, 2002 and September 29, 2001, respectively.

As of September 28, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,266,500 which expire beginning in the year 2021. The Company also has net operating loss carryforwards for state income tax purposes of approximately $2,895,100 which expire beginning in the year 2013. Total tax credits are approximately $34,338, which begin to expire in the year 2021.

Utilization of the Company's net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations included in the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization.

10. Employee Benefit Plan

The Company currently participates in the defined contribution retirement plan of BEI Technologies, which is a multi-employer 401(k) plan. The multi-employer plan permits matching contributions by the Company on behalf of its employees who participate in the plan. Matching non-discretionary contributions are based on a percentage of employee contributions. Contributions to the plan by the Company for the benefit of its employees were approximately $35,000 and $27,000 during the years ended September 28, 2002 and September 29, 2001, respectively. From February 23, 2000 (inception) to September 30, 2000, the Company had no employees, thus the Company made no contributions to the plan during that time period.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

11. Reduction in Force

In April 2002, the Company underwent a reduction in force resulting in 8 individuals departing employment with the Company, including engineering, manufacturing and marketing personnel. Severance pay for affected persons was per Company policy, including cash payment and the acceleration of the vesting of options for certain affected individuals. Total cash costs related to the reduction in force of approximately $86,000 was recorded in the fiscal quarter ending June 29, 2002 within research and development expenses.

To further reduce costs for the Company in the near term, during July 2002, all of the Company's remaining 15 employees were released from their employment with the Company and accepted employment with a subsidiary of BEI Technologies, as agreed to by both companies, but still perform services for OpticNet. The Company's newly appointed President and Chief Technical Officer have also become employees of this same subsidiary of BEI Technologies, but continue to serve as executive officers of the Company. The services of certain key individuals, including the Company's newly appointed President and Chief Technical Officer, are expected to continue to be available to the Company on an as needed basis, with reimbursement by the Company to their present employer for the time value of their services.

12. Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share from operations:

                                                                                              Period from            Period from
                                                                                           February 23, 2000      February 23, 2000
                                                    Year Ended           Year Ended          (inception) to        (inception) to
                                                   September 28,        September 29,         September 30,         September 28,
                                                       2002                 2001                  2000                  2002
                                                    -----------         -----------             ---------             -----------
                         Numerator
                         ---------
Loss from operations                                $(4,131,429)        $(1,574,755)            $(105,746)            $(5,811,930)

                         Denominator
                         -----------
Weighted average shares                               5,586,971           4,989,132               683,765               4,266,774


If the Company had reported net income, the calculation of diluted loss per share would have included the shares used in the computation of historical net loss per share as well as an additional 2,939,840 common equivalent shares related to outstanding stock options and nonvested restricted stock (determined using the treasury stock method) for the year ended September 28, 2002.

13. Subsequent Event

Effective September 28, 2002, the Company and BEI Technologies had determined the Company would authorize and issue to BEI Technologies a series of nonvoting preferred stock. In November 2002, the Company issued a total of 18,146,420 shares of nonvoting Series B Preferred Stock ("Series B") to BEI Technologies in consideration of $1.8 million advanced to the Company during the third and fourth quarters of fiscal 2002.

Voting

Holders of the Company's Series B preferred stock are not entitled to vote on any matter that the holders of OpticNet's preferred stock or common stock generally are entitled to vote.

OpticNet, Inc.
(a development stage company)
Notes to Financial Statements --(Continued)

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the Company, including a merger, consolidation or reorganization resulting in a change in control of the Company or a sale, lease or other disposal of substantially all of the Company's assets, the holders of Series B are entitled to receive an amount equal to the original issuance price plus all accrued and unpaid Series B dividends as of such date, which shall be paid prior to and in preference to any payment made or any assets distributed to the holders of any class or series of the common stock or other series of preferred stock of the Company.

Dividends

The holders of the Series B preferred are entitled to receive dividends on each share at the rate of 6% per year, calculated on the original issuance price, payable annually and cumulative to the extent not paid, with additional dividends payable thereon. The dividends are payable in preference and priority to any payment of any dividend on the common stock or any other series of preferred stock of the Company.

Conversion

The Series B preferred stock is not convertible into any other form of equity of the Company.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors
OpticNet, Inc. (a development stage company)

We have audited the accompanying balance sheets of OpticNet, Inc. (a development stage company) as of September 28, 2002 and September 29, 2001, and the related statements of operations, stockholders' deficit and cash flows for the years ended September 28, 2002 and September 29, 2001 and the periods from February 23, 2000 (inception) to September 30, 2000 and from February 23, 2000 (inception) to September 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OpticNet, Inc. (a development stage company) at September 28, 2002 and September 29, 2001, and the results of its operations and its cash flows for the years ended September 28, 2002 and September 29, 2001 and the periods from February 23, 2000 (inception) to September 30, 2000 and from February 23, 2000 (inception) to September 28, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that OpticNet, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative cash flows from operations since its inception, which resulted in an accumulated deficit of approximately $5.8 million as of September 28, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

San Francisco, CA
November 20, 2002

Exhibit
Number                  Description
------                  -----------
23.1                    Consent of Ernst & Young LLP Independent Auditors

99.5 CEO Certification Pursuant to 18 U.S.C as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.6 CFO Certification Pursuant to 18 U.S.C. as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002