Form 10-Q
period 2002-12-28
BEI TECHNOLOGIES INC
filed 2003-02-11
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 28, 2002 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

                         Commission file number 0-22799
                      B E I   T E C H N O L O G I E S,  I N C.
             (Exact name of Registrant as specified in its charter)

              Delaware                                94-3274498
      -------------------------         --------------------------------------
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

Common Stock: $.001 Par Value, 14,589,298 shares issued and outstanding as of December 28, 2002.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I.      FINANCIAL INFORMATION                                       PAGE
                                                                         ----

Item 1.      Financial Statements

               Condensed  Consolidated  Balance  Sheets--
               December 28, 2002 and September 28, 2002                   3

               Condensed Consolidated  Statements of Operations--
               Quarters  ended December 28, 2002 and December 29,
               2001                                                       4

               Condensed Consolidated  Statements of Cash Flows--
               Quarters  ended December 28, 2002 and December 29,
               2001                                                       5

               Notes   to   Condensed    Consolidated   Financial
               Statements-- December 28, 2002                             6

Item 2.      Management's  Discussion  and  Analysis of Financial
             Condition and Results of Operations                         12

Item 3.      Quantitative and Qualitative Disclosure About Market
             Risk                                                        16

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                            17

               (a) Exhibits

               (b) Reports on Form 8-K

             SIGNATURES                                                  20

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 28, September 28,
                                                        2002         2002
                                                    (Unaudited) (See note below)
                                                          (in thousands)
--------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                             $  2,967     $  4,418
Investments                                              6,993        6,727
Trade receivables, net                                  26,886       25,200
Inventories, net                                        27,926       28,538
Deferred income taxes                                    8,333        8,333
Assets held for sale                                        67        2,011
Other receivable                                         6,000         --
Other current assets                                     4,974        5,945
                                                      --------     --------
     Total current assets                               84,146       81,172

Property, plant and equipment, net                      37,168       37,770
Acquired technology                                      1,291        1,540
Goodwill                                                 1,612        1,612
Other assets, net                                        4,901        4,002
                                                      --------     --------
                                                      $129,118     $126,096
                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Trade accounts payable                                $ 13,800     $ 13,709
Accrued expenses and other liabilities                  17,843       18,161
Deferred compensation liability                          6,993        6,727
Current portion of long-term debt                       14,299        7,094
                                                      --------     --------
     Total current liabilities                          52,935       45,691

Long-term debt, less current portion                    15,487       22,500
Other liabilities                                        5,280        5,546
Stockholders' equity                                    55,416       52,359
                                                      --------     --------
                                                      $129,118     $126,096
                                                      ========     ========

Note: The balance sheet at September 28, 2002 has been derived from the audited consolidated balance sheet at that date.

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                             Quarter Ended
                                                     ---------------------------
                                                     December 28,   December 29,
                                                        2002              2001
                                                     ---------------------------
                                                        (in thousands except
                                                         per share amounts)

Net sales                                            $ 47,088           $ 45,605
Cost of sales                                          34,773             34,314
                                                     --------           --------
Gross margin                                           12,315             11,291

Selling, general and administrative expenses            8,604              6,822
Research, development and related expenses              3,951              3,546
                                                     --------           --------
Earnings (loss) from operations                          (240)               923

Interest expense                                          522                606
Other income                                            5,443                 61
                                                     --------           --------
Income before taxes                                     4,681                378
Provision for income taxes                              1,708                138
                                                     --------           --------
Net income                                           $  2,973           $    240
                                                     ========           ========

                                                       Earnings per Common Share

Basic Earnings per Share

Net income per common share                          $   0.21           $   0.02
                                                     ========           ========

Diluted Earnings per Common and Common Equivalent
Share

Net income per common and common
    equivalent share                                 $   0.21           $   0.02
                                                     ========           ========
Dividends per common share                           $   0.01           $   0.01
                                                     ========           ========

 See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             Quarter Ended
                                                       -------------------------
                                                       December 28, December 29,
                                                           2002         2001
                                                               (in thousands)
--------------------------------------------------------------------------------
Net income                                              $  2,973      $    240
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
     Depreciation and amortization                         2,591         2,103
     Other                                                (4,562)      (13,554)
                                                        --------      --------
Net cash provided (used) by operating activities           1,002       (11,211)

Cash flows from investing activities:
     Purchase of property, plant and equipment            (1,396)       (1,423)
     Disposal of property, plant and equipment                51          --
     Decrease (increase) in other assets                    (970)          335
                                                        --------      --------
Net cash used by investing activities                     (2,315)       (1,088)

Cash flows from financing activities:
     Proceeds from debt borrowings                        13,122         8,954
     Principal payments on debt and other liabilities    (12,930)      (11,655)
     Proceeds from issuance of common stock                   95            28
     Repurchase of common stock                             (279)       (1,322)
     Payment of cash dividends                              (146)         (144)
                                                        --------      --------
Net cash used by financing activities                       (138)       (4,139)
                                                        --------      --------

Net decrease in cash and cash equivalents                 (1,451)      (16,438)

Cash and cash equivalents at beginning of period           4,418        16,438
                                                        --------      --------

Cash and cash equivalents at end of period              $  2,967      $   --
                                                        ========      ========

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Forms 10-K and 10-K/A for the year ended September 28, 2002.

BEI Technologies, Inc. ("the Company" or "Technologies") is an established manufacturer of electronic sensors, motors, actuators and motion control products used for factory and office automation, medical equipment, military, aviation and space systems. In addition, sales to manufacturers of transportation equipment including automobiles, trucks and off-road equipment have become a significant addition to the Company's business in recent years. The Company's micromachined quartz yaw rate sensors are being used in advanced vehicle stability control systems and a significant increase in the production of those sensors had been in progress from the middle of 1998 through fiscal 2001. The Company is currently transitioning to its next generation automotive quartz yaw rate sensor product, a multi-sensor cluster configuration. The Company also manufactures electronic steering wheel position sensors, seat-memory modules, throttle position, pressure sensors and other devices used in automotive systems. GyroChip and MotionPak are registered trademarks of the Company.

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

Since inception, all operating capital for OpticNet has been provided by the Company as debt or equity financing. The Company accounted for its investment in OpticNet under the equity method of accounting until March 31, 2002, when the Company deemed its investment impaired. Since that date, the Company has recognized OpticNet's entire net loss reflecting Technologies being the sole provider of operating capital to OpticNet. As of March 30, 2002, the Company recognized as impaired the carrying value of its initial $1.0 million investment in OpticNet and reduced the investment to zero and fully reserved as uncollectable its $2.7 million loan to OpticNet.

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

Product Warranty

The Company offers limited warranties for its products for a period that lasts generally from one to four years. The specific terms and conditions of those warranties vary depending upon the products sold that are specific to different industries and customers. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities on a minimum of a quarterly basis and adjusts that amount as necessary. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and the Use of Estimates" for a further description of product warranty.

Changes in the Company's product warranty liability during the period are as follows (in thousands):

      Balance, September 28, 2002                                $  603
        Warranties issued during the period                         234
        Settlements made during the period                         (319)
        Changes in liability for pre-existing warranties
           during the period, including expirations                  18
                                                                 --------
      Balance, December 28, 2002                                 $  536

NOTE 2. INVENTORIES

Inventories are carried principally at the lower of cost or fair value and do not exceed net realizable value. Cost is determined by the first-in, first-out
(FIFO) method, including material, labor and factory overhead.

                                                              September 28,
                                                                   2002
                                                            (Derived from the
                                          December 28,     audited consolidated
                                              2002           balance sheet at
                                           (Unaudited)         September 28,
                                                                   2002)
                                            -----------------------------------
                                                (dollars in thousands)
                                            -----------------------------------
Finished products                           $ 3,257                $ 2,945
Work in process                               5,816                  7,238
Materials                                    18,853                 18,355
                                            -------                -------
Net inventories                             $27,926                $28,538
                                            =======                =======

NOTE 3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                            Quarter Ended
                                                      -------------------------
                                                     December 28,   December 29,
                                                         2002           2001
                                                        (in thousands except
                                                         per share amounts)
                                                      -------------------------
                              Numerator
                              ---------
Net income                                            $  2,973        $    240
                                                      =========       =========

                             Denominator
                             -----------

Denominator for basic earnings per share --
    Weighted average shares, net of nonvested
    shares (FY 2003 - 728 shares;
    FY 2002 - 569 shares)                               14,098          13,947
Effect of dilutive securities:
   Nonvested shares                                         61             128
   Employee stock options                                  131             194
                                                      ---------       ---------
   Denominator for diluted earnings per share           14,290          14,269
                                                      =========       =========
Basic earnings per share                              $   0.21        $   0.02
                                                      =========       =========
Diluted earnings per share                            $   0.21        $   0.02
                                                      =========       =========

NOTE 4. LONG-TERM DEBT

                                                                                  September 28,
                                                                                      2002
                                                                                 (Derived from
                                                                                  the audited
                                                                   December 28,   consolidated
                                                                      2002       balance sheet at
                                                                   (Unaudited)   September 28,
                                                                                     2002)
                                                                    -------------------------
                                                                          (in thousands)
                                                                    -------------------------
   6.70% Senior  Notes;  due in annual  installments
   of $7,000 from November 16, 2001 through
   November 16, 2005.......................................         $ 21,000        $ 28,000

   Revolving  line of  credit  with a bank  not to  exceed
   $25,000;  due in full August 15, 2004....................           7,200             --

   Mortgage note payable with interest at 6.87%; due in
   monthly installments of principal and interest of $14
   until December 2003, when the remaining balance of
   approximately $1,400 is due; collateralized by certain
   real property...........................................            1,586           1,594
                                                                    --------        --------
                                                                      29,786          29,594

   Less current portion....................................           14,299           7,094
                                                                    --------        --------
                                                                    $ 15,487        $ 22,500
                                                                    ========        ========

On November 16, 1998, the Company sold $35.0 million of senior notes in a private placement. The notes have an interest rate of 6.7% and mature in annual installments of $7.0 million beginning November 16, 2001 up to and including November 16, 2005. The note agreement contains covenants regarding certain operating ratios, limitations on debt, dividend payments and minimum net worth.

As of the quarter ended March 30, 2002, the Company completed an amendment with its senior note holders, which provided that the net impact of the provisions for excess capacity, uncollectables from a related party and product line move recognized in the second quarter of fiscal 2002 would not cause an event of default. The Company's operating results for the quarter ended March 30, 2002, excluding these provisions from the calculation of debt covenants, result in the Company maintaining compliance as of that date.

On August 14, 2002, the Company established a $25.0 million line of credit, which matures on August 15, 2004, with a bank and terminated the $25.0 million facility in place at the end of fiscal 2001 with another bank. No borrowings were outstanding under the new line of credit at September 28, 2002. As of December 28, 2002 the Company had an outstanding balance of $7.2 million.

During December 2002, the Company received a waiver of one of its financial covenants of its senior notes for the fiscal quarter ended September 28, 2002. Additionally, the Company completed an amendment reducing the coverage level required with its senior note holders, related to the same financial covenant discussed above, for the fiscal quarter ended December 28, 2002. The Company's operating results for the quarter ended December 28, 2002 result in the Company maintaining compliance as of that date.

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

On September 28, 2001, the Company completed the leasing of research and development equipment placed in service during the quarter ended September 29, 2001, which had been previously purchased by the Company for $700,000. In addition, on December 20, 2001 and March 28, 2002, the Company executed additional equipment lease schedules under this agreement to lease equipment similar to the described above valued at approximately $3.5 million and $2.8 million, respectively. Under the terms of the lease transaction, the Company sold the equipment and then immediately leased the equipment from the sole purchaser under a non-cancelable operating lease with a lease term of three years and an interest rate of approximately 6.9%.

The Company has entered into an agreement with OpticNet to rent capacity of this equipment to OpticNet from month to month based on OpticNet's usage of the equipment beginning in October 2001. In March 2002, OpticNet significantly reduced operations to support only its current customer base, resulting in lower use of this equipment.

The Company also leases 15,571 square feet of office and manufacturing facilities used for research and development and manufacturing activities in Hayward, California, which it originally subleased entirely to OpticNet under an agreement entered into in October 2001, for an initial term expiring December 2005. During March 2002, OpticNet concluded it was necessary to reduce operating costs due to its inability to obtain significant strategic partners or third party financing. The companies both agreed that a reduction in operations would lower usage of the equipment and the subleased facilities described above. Beginning March 31, 2002, the Company agreed to prorate the annual lease payments for the space and equipment from OpticNet, based on the portion of the facilities OpticNet requires to support its current customers.

The Company is party to an intercompany services agreement with OpticNet, entered into in October 2000, under which the company provides certain administrative services to OpticNet at a cost of $25,000 per fiscal quarter. During the third quarter of fiscal 2002, the Company agreed to suspend current and future charges under the agreement, in light of the inability of OpticNet to obtain outside financing to such date.

In the quarter ended March 30, 2002, the Company concluded that portions of the assets held under leases were excess to the Company's requirements. Historically, these assets had been primarily used by OpticNet. This determination was a result of OpticNet's lack of success in attracting strategic partners or third party financing given the current negative conditions prevailing in the fiber optic telecommunications market. In March 2002, the Company recorded a charge of $10.3 million for expected future losses on the leases of the facility and production assets noted above. A portion of the facility and equipment will continue to be used by the Company for its ongoing silicon MEMS research and development effort. For the quarter ending December 28, 2002, the Company has recognized approximately $527,000 against the related accrual.

In the six months ending September 28, 2002, the Company provided an additional $1.8 million of financing to OpticNet, which was advanced with the intent to convert such cash advances into additional equity in OpticNet, upon terms to be decided. The $1.8 million advanced was expensed during the third and fourth quarters of fiscal 2002, reflecting OpticNet's net loss for the six-month period from March 31, 2002 through September 28, 2002. Effective September 28, 2002, the Company and OpticNet had determined that OpticNet would authorize and issue to the Company a series of nonvoting preferred stock. In November 2002, OpticNet issued a total of 18,146,420 shares of nonvoting and nonconvertible Series B Preferred Stock to Technologies, in consideration of the $1.8 million advanced during the third and fourth quarters of fiscal 2002.

In the quarter ended December 28, 2002, the Company provided approximately $190,000 of additional funding to OpticNet for general operating expenses.

The detail of the Company's provision for excess capacity is as follows (in thousands):

                            Accrued Balance at     Additional Charges    Amounts Utilized Q1     Accrued balance at
                            September 28, 2002       Q1 Fiscal 2003          Fiscal 2003         December 28, 2002
                            ------------------       --------------          -----------         -----------------
Equipment lease
   charges..............          5,235                     --                 (425)                   4,810
Facility lease
   impairment charge                578                     --                    --                     578
Other commitments......             409                     --                 (102)                     307
                                 ------                 ------                ------                  ------
                                 $6,222                    $--                $(527)                  $5,695
                                 ======                 ======                ======                  ======

NOTE 6. PROVISION FOR PRODUCT LINE MOVE AND OTHER

In March 2002, the Company approved a plan to close a facility and relocate manufacturing activities to a more cost-effective location. As a result, the Company accrued $2.2 million related primarily to the closure of manufacturing facilities and administrative functions including the accrual of remaining payments on the facility operations lease, less future anticipated sublease payments. Other costs included write-downs of fixed assets and inventories to their fair value. For the quarter ending December 28, 2002, the Company has recognized approximately $186,000 against this accrual. The Company expects this plan to be completed within 12 months.

The detail of the Company's provision for product line move and other is as follows (in thousands):

                            Accrued Balance at     Additional Charges    Amounts Utilized Q1     Accrued balance at
                            September 28, 2002       Q1 Fiscal 2003          Fiscal 2003         December 28, 2002
                            ------------------       --------------          -----------         -----------------
Facility closure
   charges..............         $1,583                  $   --                $(186)                  $1,397
Property impairment
   charges..............            155                      --                   --                      155
                                 ------                  ------                ------                  ------
                                 $1,738                  $   --                $(186)                  $1,552
                                 ======                  ======                ======                  ======

NOTE 7. CONTINGENCIES AND LITIGATION

Claim against U.S. Government

The Company believes that BEI Defense Systems Company, a subsidiary of the Company with discontinued operations, suffered substantial monetary damages due to actions of the U.S. Government in connection with the parties' H70 contract in effect during the 1992-1996 timeframe. As a result, Defense Systems filed a substantial claim against the U.S. Government in 1996. Following attempts to negotiate a settlement, Defense Systems filed an appeal of its claim that has been heard before an Administrative Judge at the Armed Services Board of Contract Appeals ("ASBCA"). In fiscal 2002, the Judge ruled that Defense Systems is entitled to an "equitable reformation" of the prices on certain rockets and motors in the H70 contract. The decision was remanded to the parties to negotiate the amount. The parties were unable to negotiate an amount on their own, so the parties then agreed to enter a non-binding mediation of Alternate Dispute Resolution process with the same Administrative Judge from the ASBCA who had rendered the original entitlement decision. Effective December 2002, the parties finalized mediation which resulted in a settlement, net of expenses, of $5.4 million. This amount was recorded in other income for the quarter ended December 28, 2002. On January 23, 2003, the Company and the U.S. Government signed the settlement agreement discussed above.

Other

During fiscal 2002, BEI Defense Systems Company was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney's fees, of approximately $0.7 million against the Company. The Company is in the process of contesting the award and has filed an appeal of the judgment. Due to the uncertainty of success in the appeal, the Company has reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002.

The Company has pending various legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements as material, individually or in the aggregate, will have a material impact on the Company's business, financial condition or operating results.

NOTE 8. SUBSEQUENT EVENT

On January 8, 2003, the Company and Athena Technologies, Inc. ("Athena") finalized a strategic agreement for the purpose of development, marketing, and production of future control systems and control systems technologies. This strategic relationship, including an investment of $2.0 million by the Company into Athena for its Series B Preferred Stock, representing a 17.3% ownership interest on a fully-diluted basis of Athena, leverages the Company's core competencies in inertial sensing technologies and high volume production with Athena's expertise in nonlinear sensor fusion algorithms and control system technologies as embodied in Athena's line of GuideStar integrated flight control systems.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Forms 10-K and 10-K/Afor the year ended September 28, 2002, in particular, within the "Risk Factors" section thereof.

See "Critical Accounting Policies and the Use of Estimates" for a description of the Company's critical accounting policies.

Results of Operations

The following table sets forth, for the fiscal periods indicated, the percentage
of  net  sales   represented  by  certain  items  in  the  Company's   Condensed
Consolidated Statements of Operations.

                                                          Quarter Ended
                                                  -----------------------------
                                                  December 28,      December 29,
                                                     2002               2001
                                                  -----------------------------
Net sales                                             100.0%             100.0%
Cost of sales                                          73.8               75.2
                                                  ----------        ----------
Gross margin                                           26.2               24.8

Selling, general and administrative expenses           18.3               15.0
Research, development and related expenses              8.4                7.8
                                                  ----------        ----------
Earnings (loss) before interest and taxation           (0.5)               2.0

Interest expense                                        1.1                1.3
Other income                                           11.6                0.1
                                                  ----------        ----------

Income before taxes                                    10.0                0.8
Provision for income taxes                              3.6                0.3
                                                  ----------        ----------
Net income                                              6.4%               0.5%
                                                  ==========        ==========

Quarters ended December 28, 2002 and December 29, 2001

Net sales for the first quarter of fiscal 2003 ended December 28, 2002, increased $1.5 million or 3.3% to $47.1 million from $45.6 million during the same period in fiscal 2002.

The sales volume increase was primarily due to government sales and to a lesser extent commercial sales to domestic and foreign automotive customers. Automotive sensor sales increased by $0.9 million to $24.0 million in the first quarter of fiscal 2003, from $23.1 million in the comparable period of fiscal 2002. Sales under government contracts increased by $ 2.0 million from the same period of fiscal 2002, while sales of non-automotive commercial products decreased by $1.5 million from the same period of fiscal 2002. Although the Company's sales have historically been to many customers in a variety of markets, during the first quarter of fiscal 2003 and fiscal 2002, one automotive customer accounted for approximately 32% and 40%, respectively, of the Company's net sales.

Cost of sales as a percentage of net sales in the first quarter of fiscal 2003 decreased 1.4 percentage points to 73.8% from 75.2% in the comparable period of fiscal 2002 due primarily to a higher proportion of government sales with high margins offset partially by lower automotive margins. There may be additional margin rate variability in future quarters due to the introduction of new products and related changes in average prices, changes in manufacturing processes and volumes, and product life cycles.

Selling, general and administrative expenses as a percentage of net sales increased in the first quarter of fiscal 2003 versus the comparable period of fiscal 2002 due primarily to significant spending on legal proceedings associated with the Company's allegation of patent infringement by a Japanese company. Actual selling, general and administrative expenses increased $1.8 million from the prior fiscal year period primarily due to the legal costs noted above of $1.0 million.

Research, development and related expenses as a percentage of net sales for the first quarter of fiscal 2003 increased over the comparable period of fiscal 2002 due to increased research and development spending with continued focus on quartz refinement and a redeployment of a portion of the silicon effort previously associated with OpticNet back to continuing efforts to develop a silicon gyro and accelerometer. Actual research, development and related expenses increased $0.4 million over the prior fiscal year period. Interest expense as a percentage of sales decreased slightly from the same period of the prior fiscal year. The Company's fixed interest rate debt decreased from the same period of the prior fiscal year due to a principal payment on long-term debt in the middle of the first quarter of fiscal 2003. Short term borrowings are at rates slightly below fixed rates.

Other net income as a percentage of sales increased over the same period of the prior fiscal year due to the settlement of litigation with the U.S. Government regarding the H70 contract, see Note 7 to the condensed consolidated financial statements. This settlement resulted in a net favorable settlement of $5.4 million, recognized in other income in the current quarter.

Liquidity and Capital Resources

During the first quarter of fiscal 2003, total cash provided by operations was $1.0 million. Cash provided by operations included the positive impact of non-cash charges from depreciation and amortization of $2.0 million and $0.6 million, respectively. In addition, positive impacts to cash resulted from the net income of $3.0 million, decreases in inventories, assets held for sale, and prepaid income taxes of $0.6 million, $1.9 million and $1.5 million, respectively, as well as an increase in income tax payable of $0.2 million and customer advances of $0.1 million. These items were offset by increases in accounts receivable, other receivable and other current assets of $1.7 million, $6.0 million and $0.5 million, respectively, and decreases in accrued liabilities and other liabilities of $0.7 million and $0.3 million, respectively.

Cash used by investing activities included equipment purchases of $1.4 million primarily to expand production capacity and an increase in other assets of $1.0 million.

Cash used by financing activities included debt payments of $12.9 million, which consisted of $7.0 million in principal paid on senior notes payable, as well as $5.9 million in payments on the Company's line of credit. Other cash used by financing activities included cash purchases of the Company's stock for $0.3 million and dividend payments of $0.1 million. These items were partially offset by proceeds from borrowings on the Company's line of credit of $13.1 million and proceeds from the issuance of common stock of $0.1 million.

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

The Company had no material capital commitments at December 28, 2002.

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

Product Warranty

The Company records a warranty liability on its products at the time of revenue recognition based on historical experience and any specific warranty issues that the Company has identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company's operating results in future periods. See Note 1 the the condensed consolidated financial statements for product warranty disclosure.

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

Income Taxes

The Company has significant amounts of deferred tax assets that are reviewed periodically for recoverability and valued accordingly. These assets are evaluated by using the four sources of taxable income that may be considered under Financial Accounting Standards ("FAS") No. 109: (1) Future reversals of existing temporary differences; (2) Taxable income in prior carryback years, if carryback is permitted under the tax law; (3) Tax planning strategies and; (4) Future taxable income exclusive of reversing temporary differences and carryforwards. In the event it is determined more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance would be recorded with a corresponding charge to income in the period such determination occurs.

Litigation

The Company reserves for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher than the amounts reserved.

Environmental Matters

The Company reserves for known environmental claims, of which there are none in the quarter ended December 28, 2002, when payments associated with the claims become probable and the costs can be reasonably estimated. The Company's environmental reserves, for all periods presented, are recorded at the expected payment amount. The actual cost of resolving environmental issues may be higher than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations.

Significant Accounting Policies

Revenue Recognition

Revenues are primarily generated from the sale of electronic devices to our customers, typically the end-user.

The Company recognizes revenue using the guidance from SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." Under these guidelines, revenue recognition is deferred on transactions where (i) persuasive evidence of an arrangement does not exist, (ii) revenue recognition is contingent upon performance of one or more obligations of the Company, (iii) the price is not fixed or determinable or (iv) payment is not reasonably assured.

Property, Plant and Equipment and Related Depreciation

The Company records property, plant and equipment at cost, which is depreciated using the straight-line method for structures and equipment over their estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or their estimated useful lives. Management reviews the estimated useful lives of property, plant and equipment to verify that the assets are being depreciated in accordance with their usage and all assets no longer in service are fully depreciated.

Accrued Expenses and Other Liabilities

The Company records liabilities for services or products received in the period in which the benefit was recognized. Due to the difficulty in estimating costs of these services or products received, actual costs may be substantially higher than the amounts recorded.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company's Forms 10-K and 10-K/A for the fiscal year ended September 28, 2002 under the heading corresponding to that set forth above. The Company's exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as a portion of the Company's investments are in short-term debt securities issued by corporations. The Company's investments are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company's short-term investments, the Company believes that it is not subject to any material market risk exposure. The Company does not have any foreign currency or other derivative financial instruments.

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

10.12                  Second amendment to Note Purchase Agreement and
                       Waiver dated December 20, 2002, by and between BEI
                       Technologies, Inc., BEI Sensors & Systems Company,
                       Inc., Connecticut General Life Insurance Company and
                       Allstate Life Insurance Company                              vi

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

(b)          Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended December 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2003.

                                     BEI Technologies, Inc.


                                     By: /s/  Robert R. Corr
                                         ------------------------------------
                                         Robert R. Corr
                                         Treasurer, Controller and Secretary
                                         (Chief Accounting Officer)

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER

I, Charles Crocker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BEI Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated February 10, 2003
      --------------------


      /s/ Charles Crocker
      --------------------
      Charles Crocker
      Chief Executive Officer and Chairman of the Board of Directors

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER

I, John LaBoskey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BEI Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated February 10, 2003
      --------------------

      /s/ John LaBoskey
      --------------------
      John LaBoskey
      Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                 Description
------                 -----------

99.5                   CEO  Certification   Pursuant  to  18  U.S.C  as  adopted
                       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.6                   CFO  Certification   Pursuant  to  18  U.S.C  as  adopted
                       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002