Form 10-Q
period 2003-03-29
BEI TECHNOLOGIES INC
filed 2003-05-01
CIK 1041866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2003 or

[ ]      Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the transition period from        to         .
                                                             -------   -------


                         Commission file number 0-22799
                             BEI TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


              Delaware                              94-3274498
------------------------------------- ------------------------------------------
      (State of incorporation)           (I.R.S. Employer Identification No.)



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

Common Stock: $.001 Par Value, 14,542,068 shares issued and outstanding as of March 29, 2003.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----


Item 1.   Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets--March 29, 2003
                  and September 28, 2002                                       3

                  Condensed Consolidated Statements of Operations--
                  Quarter and Six Months ended March 29, 2003 and
                  March 30, 2002                                               4

                  Condensed Consolidated Statements of Cash Flows--
                  Quarter and Six Months ended March 29, 2003 and
                  March 30, 2002                                               5

                  Notes to Condensed Consolidated Financial Statements--
                  March 29, 2003                                               6

Item 2.  Management's  Discussion and Analysis of Financial
         Condition and Results of Operations                                  14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk            19

Item 4.  Controls and Procedures                                              19


PART II. OTHER INFORMATION

Item 5.  Submission of Matters to Vote of Security Holders                    20

Item 6.  Exhibits and Reports on Form 8-K                                     21

                           (a)   Exhibits

                           (b)   Reports on Form 8-K

                    SIGNATURES                                                24

PART I.  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS (UNAUDITED)

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 29,       September 28,
                                                   2003              2002
                                               (Unaudited)      (See note below)
                                               -----------      ---------------
                                                      (in thousands)
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                       $  3,997          $  4,418
Investments                                        5,968             6,727
Trade receivables, net                            30,952            25,200
Inventories, net                                  25,608            28,538
Income tax receivable                              3,000                --
Deferred income taxes                              7,433             8,333
Assets held for sale                                  --             2,011
Other current assets                               4,967             5,945
                                                --------          --------
    Total current assets                          81,925            81,172

Property, plant and equipment, net                37,242            37,770
Acquired technology                                1,041             1,540
Goodwill                                           1,612             1,612
Other assets, net                                  7,067             4,002
                                                --------          --------
                                                $128,887          $126,096
                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                          $ 15,403          $ 13,709
Accrued expenses and other liabilities            17,046            18,161
Income tax payable                                 1,985                --
Deferred compensation liability                    5,968             6,727
Current portion of long-term debt                  7,101             7,094
                                                --------          --------
    Total current liabilities                     47,503            45,691

Long-term debt, less current portion              22,076            22,500
Other liabilities                                  4,497             5,546
Stockholders' equity                              54,811            52,359
                                                --------          --------
                                                $128,887          $126,096
                                                ========          ========

Note: The balance sheet at September 28, 2002 has been derived from the audited consolidated balance sheet at that date.

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                            Quarter Ended                Six Months Ended
                                                       -----------------------       ------------------------
                                                       March 29,      March 30,      March 29,       March 30,
                                                         2003           2002           2003            2002
                                                       -----------------------       ------------------------
                                                               (in thousands except per share amounts)
-------------------------------------------------------------------------------------------------------------
Net sales                                              $ 54,715       $ 48,800       $ 101,803       $ 94,405
Cost of sales                                            41,958         35,640          76,731         69,954
                                                       --------       --------       ---------       --------
Gross margin                                             12,757         13,160          25,072         24,451

Selling, general and administrative expenses              8,694          7,653          17,298         14,474
Research, development and related expenses                4,271          3,796           8,222          7,342
                                                       --------       --------       ---------       --------
                                                           (208)         1,711            (448)         2,635

Provision for excess capacity                                --         10,275              --         10,275
Provision for uncollectables from a related party            --          3,072              --          3,072
Provision for product line move and other                    --          2,230              --          2,230
                                                       --------       --------       ---------       --------
Loss from operations before interest and
   taxation                                                (208)       (13,866)           (448)       (12,942)

Interest expense                                            488            546           1,010          1,152
Other income                                                184              3           5,627             63
                                                       --------       --------       ---------       --------

Income (loss) before income taxes                          (512)       (14,409)          4,169        (14,031)
Provision (benefit) for income taxes                       (191)        (5,163)          1,517         (5,025)
                                                       --------       --------       ---------       --------
Net income (loss)                                      $   (321)      $ (9,246)      $   2,652       $ (9,006)
                                                       ========       ========       =========       ========

                                             Earnings (Loss) per Common Share

Basic Earnings (Loss) per Share

Net income (loss) per common share                     $  (0.02)      $  (0.66)      $    0.19       $  (0.64)
                                                       ========       ========       =========       ========

Diluted Earnings (Loss) per Common and Common
Equivalent Share

Net income (loss) per common and common
    equivalent share                                   $  (0.02)      $  (0.66)      $    0.19       $  (0.64)
                                                       ========       ========       =========       ========

Dividends per common share                             $   0.01       $   0.01       $    0.02       $   0.02
                                                       ========       ========       =========       ========

 See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Quarter Ended               Six Months Ended
                                                            -----------------------       ------------------------
                                                              March 29,    March 30,      March 29,      March 30,
                                                                2003         2002           2003           2002
                                                            -----------------------       ------------------------
                                                                              (in thousands)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                           $   (321)      $ (9,246)      $  2,652       $ (9,006)
Adjustments  to  reconcile  net  income  (loss)
to net cash  provided  (used) by operating activities:
     Depreciation and amortization                             2,572          3,493          5,163          5,596
     Other                                                     4,360         11,069           (202)        (2,485)
                                                            --------       --------       --------       --------
Net cash provided (used) by operating activities               6,611          5,316          7,613         (5,895)

Cash flows from investing activities:
     Purchase of property, plant and equipment                (2,099)        (1,767)        (3,495)        (3,190)
     Disposal of property, plant and equipment                    --             --             51             --
     Decrease in other assets                                 (2,205)           274         (3,175)           609
                                                            --------       --------       --------       --------
Net cash used by investing activities                         (4,304)        (1,493)        (6,619)        (2,581)

Cash flows from financing activities:
     Proceeds from debt borrowings                            17,523         19,901         30,645         28,855
     Principal payments on debt and other liabilities        (18,132)       (22,001)       (31,062)       (33,656)
     Proceeds from issuance of common stock                       19             57            114             85
     Repurchase of common stock                                 (541)          (194)          (820)        (1,516)
     Payment of cash dividends                                  (146)          (144)          (292)          (288)
                                                            --------       --------       --------       --------
Net cash used by financing activities                         (1,277)        (2,381)        (1,415)        (6,520)
                                                            --------       --------       --------       --------

Net increase (decrease) in cash and cash equivalents           1,030          1,442           (421)       (14,996)
Cash and cash equivalents at beginning of period               2,967             --          4,418         16,438
                                                            --------       --------       --------       --------
Cash and cash equivalents at end of period                  $  3,997       $  1,442       $  3,997       $  1,442
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

BEI Technologies, Inc. ("the Company" or "Technologies") is an established manufacturer of electronic sensors, motors, actuators and motion control products used for factory and office automation, medical equipment, military, aviation and space systems. In addition, sales to manufacturers of transportation equipment including automobiles, trucks and off-road equipment have become a significant addition to the Company's business in recent years. The Company's micromachined quartz yaw rate sensors are being used in advanced vehicle stability control systems and a significant increase in the production of those sensors had been in progress from the middle of 1998 through fiscal 2001. The Company encountered a decrease in production in fiscal 2002 due to increased competition, however production in the current quarter has exceeded the fiscal 2001 run rate. The Company is currently transitioning to its next generation automotive quartz yaw rate sensor product, a remotely mounted multi-sensor cluster with can bus and a multi rate sensor package suitable for incorporation into electronic systems modules. The Company also manufactures electronic steering wheel position sensors, seat-memory modules, throttle position sensors, pressure sensors, and other devices used in transportation systems. GyroChip and MotionPak are registered trademarks of the Company.

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

Use of Estimates

The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates. Results may differ from these estimates due to actual outcomes being different from those on which the Company based its assumptions.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will be effective beginning in the Company's fiscal quarter ended September 27, 2003 with transitional disclosure required with the consolidated financial statements for the quarter ended March 29, 2003.

The Company plans to adopt FIN 46 during the fiscal quarter ended September 27, 2003. FIN 46`s consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of legally independent businesses. Under the provisions of FIN 46 it is possible that the activities of OpticNet may need to be consolidated by the Company. The Company is in the process of determining whether OpticNet meets the definition of a VIE under the criteria outlined in FIN 46 and, if it does, whether Technologies would be deemed to be the Primary Beneficiary which would require Technologies to consolidate OpticNet's activities. In the event that consolidation of OpticNet is deemed to be appropriate under the provisions of FIN 46, the Company would not be deemed to have any additional legal ownership, the Company's legal rights and obligations would not change, and the Company would not become legally obligated for OpticNet's liabilities. If consolidation by the Company of OpticNet's activities is required, the Company currently believes that adoption of FIN 46 will not have a material impact on the Company's financial position or its results of operations. See Note 5 for a further description of OpticNet and its relationship with the Company.

In  December  2002,  the FASB issued FAS No. 148,  "Accounting  for  Stock-Based
Compensation: Transition and Disclosure" ("FAS No. 148"). FAS No.148 amends FAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation ("transition provisions"). In addition, FAS No. 148 amends the disclosure requirements of Accounting Principals Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 ("disclosure provisions"). The transition methods of FAS No. 148 are effective for the Company's September 27, 2003 Form 10-K. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company's consolidated financial statements. The Company has elected adoption of the interim disclosure requirements as presented below.

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

Changes in the Company's product warranty liability during the period are as follows (in thousands):

   Balance, September 28, 2002                                    $603
      Warranties issued during the period                          412
      Settlements made during the period                          (542)
      Changes in liability for pre-existing  warranties
        during the period, including expirations                   207
                                                               --------
   Balance, March 29, 2003                                        $680

Stock Based Compensation

The Company's 1997 Equity Incentive Plan provides for the granting of stock options to consultants, employees and directors. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements FAS Nos. 123 and 148. If compensation expense for the Company's stock option plan had been determined based upon fair values at the grant dates for awards under those plans in accordance with FAS No. 123, the Company's pro forma net earnings, basic and diluted earnings per common share would have been as follows:

                                                                     Three Months Ended            Six Months Ended
                                                                     ------------------            ----------------
                                                                  March 29,      March 30,       March 29,      March 30,
                                                                    2003           2002            2003           2002
                                                                  --------------------------------------------------------
                                                                         (in thousands except per share amounts)
Net income (loss), as reported                                    $  (321)      $  (9,246)      $   2,652       $  (9,006)

Deduct:  Total stock based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects                                               (195)           (196)           (441)           (375)
                                                                  -------       ---------       ---------       ---------
Pro forma net income (loss)                                       $  (516)      $  (9,442)      $   2,211       $  (9,381)

              Earnings (Loss) per Common Share:

Basic-as reported                                                 $ (0.02)      $   (0.66)      $    0.19    $      (0.64)

Basic-pro forma                                                   $ (0.04)      $   (0.67)      $    0.16    $      (0.67)


Diluted-as reported                                               $ (0.02)      $   (0.66)      $    0.19    $      (0.64)

Diluted-pro forma                                                 $ (0.04)      $   (0.67)      $    0.16    $      (0.67)

NOTE 2.   INVENTORIES

Inventories are carried principally at the lower of cost or fair value and do not exceed their net realizable value. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.

                                                     September 28, 2002
                                                      (Derived from the
                                    March 29,        audited consolidated
                                      2003            balance sheet at
                                  (Unaudited)        September 28, 2002)
                                 ---------------------------------------
                                          (dollars in thousands)
                                 ---------------------------------------
Finished products                    $2,969                   $2,945
Work in process                       6,336                    7,238
Materials                            16,303                   18,355
                                 -----------             ------------
Net inventories                     $25,608                  $28,538
                                 ===========             ============

NOTE 3.   EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share:

                                                              Quarter Ended              Six Months Ended
                                                          ----------------------     ------------------------
                                                         March 29,     March 30,     March 29,     March 30,
                                                           2003          2002          2003          2002
                                                          ---------------------      -----------------------
                                                               (in thousands except per share amounts)
                        Numerator
Net income (loss)                                         $ (321)      $ (9,246)      $ 2,652      $ (9,006)
                                                          ======       ========       =======      ========
                        Denominator
Denominator for basic earnings (loss) per share --
    Weighted average shares, net of nonvested
    shares (FY 2003 - 624 shares;
    FY 2002 - 554 shares)                                 14,137         14,023        14,120        13,984
Effect of dilutive securities:
   Nonvested shares                                           --             --            28            --
   Employee stock options                                     --             --           106            --
                                                          ------       --------       -------      --------
   Denominator for diluted earnings (loss) per share      14,137         14,023        14,254        13,984
                                                          ======       ========       =======      ========
Basic earnings (loss) per share                           $(0.02)      $  (0.66)      $  0.19      $  (0.64)
                                                          ======       ========       =======      ========
Diluted earnings (loss) per share                         $(0.02)      $  (0.66)      $  0.19      $  (0.64)
                                                          ======       ========       =======      ========

NOTE 4.  LONG-TERM DEBT

                                                                                                    September 28,
                                                                                                         2002
                                                                                                    (Derived from
                                                                                                     the audited
                                                                                                     consolidated
                                                                                     March 29,      balance sheet
                                                                                        2003         at September
                                                                                    (Unaudited)       28, 2002)
                                                                                 ---------------------------------
                                                                                         (in thousands)

   6.70% Senior Notes; due in annual installments of $7,000 from
   November 16, 2001 through November 16, 2005                                       $21,000          $28,000

   Revolving line of credit with a bank not to exceed $25,000; due
   in full August 15, 2004                                                             6,600               --

   Mortgage note payable with interest at 6.87%; due in monthly  installments of principal and interest of $14 until December 2003, when the remaining balance
   of approximately $1,400 is due; collateralized by certain real property             1,577            1,594
                                                                                     -------           ------
                                                                                      29,177           29,594

   Less current portion                                                                7,101            7,094
                                                                                     -------          -------
                                                                                     $22,076          $22,500
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

On August 14, 2002, the Company established a $25.0 million line of credit, which matures on August 15, 2004, with a bank and terminated the $25.0 million facility in place at the end of fiscal 2001 with another bank. No borrowings were outstanding under the new line of credit at September 28, 2002. As of March 29, 2003 the Company had an outstanding balance of $6.6 million.

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

NOTE 5.   RELATED PARTY TRANSACTIONS

During fiscal 2001, the Company agreed to provide OpticNet with a line of credit originally established for up to $2.0 million, amended in March 2002 to allow for borrowings by OpticNet of up to $3.0 million and in October 2002 to extend the maturity date to December 31, 2002. The outstanding principal on the note evidencing the line of credit bears interest at prime plus 1.5% per annum. The parties intend to extend the maturity date of the line of credit. The final terms of such an extension would be determined when, and if, such an extension is consummated. During the fiscal quarter ended June 29, 2002, the Company suspended the availability of advances to OpticNet under the line of credit, as the Company concluded that the note receivable totaling $2.7 million in principal amount at such time was uncollectable and the Company's original investment in OpticNet was impaired. This determination was a result of OpticNet's inability to attract significant strategic partners or third party financing necessary to sustain operations. Therefore, a charge of $3.1 million was recorded in the Company's statement of operations in fiscal 2002 as the note receivable was deemed uncollectable and the carrying value of the original investment in OpticNet was deemed impaired.

On September 28, 2001, the Company completed the leasing of research and development equipment placed in service during the quarter ended September 29, 2001, which had been previously purchased by the Company for $0.7 million. In addition, on December 20, 2001 and March 28, 2002, the Company executed additional equipment lease schedules under this agreement to lease equipment similar to that described above valued at approximately $3.5 million and $2.8 million, respectively. Under the terms of the lease transaction, the Company sold the equipment and then immediately leased the equipment from the sole purchaser under a non-cancelable operating lease with a lease term of three years and an interest rate of approximately 6.9%.

The Company has entered into an agreement with OpticNet to rent capacity of this equipment to OpticNet from month to month based on OpticNet's usage of the equipment beginning in October 2001. In March 2002, OpticNet significantly reduced operations to support only its current customer base, resulting in lower use of this equipment.

The Company also leases 15,571 square feet of office and manufacturing facilities used for research and development and manufacturing activities in Hayward, California, which it originally subleased entirely to OpticNet under an agreement entered into in October 2001, for an initial term expiring December 2005. During March 2002, OpticNet concluded it was necessary to reduce operating costs due to its inability to obtain significant strategic partners or third party financing. The companies both agreed that a reduction in operations would lower usage of the subleased facilities described above. Beginning March 31, 2002, the Company agreed to prorate the annual lease payments for the space and equipment from OpticNet, based on the portion of the facilities OpticNet requires to support its current customers.

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

In the quarter ended March 30, 2002, the Company concluded that portions of the assets held under leases were in excess to the Company's requirements. Historically, these assets had been primarily used by OpticNet. This determination was a result of OpticNet's lack of success in attracting strategic partners or third party financing given the current negative conditions prevailing in the fiber optic telecommunications market. In March 2002, the Company recorded a charge of $10.3 million for expected future losses on the leases of the facility and production assets noted above. A portion of the facility and equipment will continue to be used by the Company for its ongoing silicon MEMS research and development effort. For the six months ending March 29, 2003, the Company has recognized approximately $1.1 million against the related accrual.

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

In the three and six months ended March 29, 2003, the Company provided approximately $0.2 million and $0.5 million, respectively, of additional funding to OpticNet for general operating expenses.

During the fiscal quarter ended March 29, 2003, the Company sent a letter to OpticNet's Board of Directors stating that the Company is interested in acquiring those shares of OpticNet's common stock that are not currently owned by the Company. See Schedule 13D as filed by the Company on March 24, 2003.

If this transaction is approved, the Company expects the aggregate purchase price for all common stock not already owned by the Company will not exceed $250,000 for the stock. Upon acquisition of these securities, the Company would fully reserve their value in the period that the transaction is finalized. Management does not expect that the additional cost to accomplish this transaction to be material. However, if the transaction is completed, the Company will recognize significant savings on a consolidated basis as the ongoing cost of maintaining OpticNet as a public entity will be eliminated.

The detail of the Company's provision for excess capacity is as follows (in thousands):

                         Accrued Balance at                                               Accrued Balance at
                         September 28, 2002    Additional Charges     Amounts Utilized      March 29, 2003
                         ------------------    -------------------    -----------------     --------------
Equipment lease
   charges                          $5,235                   $--                $(848)               $4,387
Facility lease
   impairment charge                   578                    --                  (88)                  490
Other commitments                      409                    --                 (168)                  241
                                    ------                    --              --------               ------
                                    $6,222                   $--              $(1,104)               $5,118
                                    ======                   ===              ========               ======

NOTE 6.   PROVISION FOR PRODUCT LINE MOVE AND OTHER

In March 2002, the Company approved a plan to close a facility and relocate manufacturing activities to a more cost effective location. As a result, the Company accrued $2.2 million related primarily to the closure of manufacturing facilities and administrative functions including the accrual of remaining payments on the facility operations lease, less future anticipated sublease payments. Other costs included write-downs of fixed assets and inventories to their fair value. For the three and six months ending March 29, 2003, the Company has recognized approximately $0.2 million and $0.8 million, respectively, against this accrual. This plan was completed within the 12 month period ending March 29, 2003.

The detail of the Company's provision for product line move and other is as follows (in thousands):

                      Accrued Balance at                                                   Accrued Balance at
                      September 28, 2002     Additional Charges      Amounts Utilized        March 29, 2003
                      ------------------     ------------------      ----------------        --------------
Facility closure
   charges                       $1,583                    $--                $(841)                    $742
Property impairment
   charges                          155                     --                    --                     155
                                 ------                     --                ------                    ----
                                 $1,738                    $--                $(841)                    $897
                                 ======                    ===                ======                    ====

NOTE 7.   CONTINGENCIES AND LITIGATION

Claim against U.S. Government

The Company believes that BEI Defense Systems Company ("Defense Systems"), a subsidiary of the Company with discontinued operations, suffered substantial monetary damages due to actions of the U.S. Government in connection with the parties' H70 contract in effect during the 1992-1996 timeframe. As a result, Defense Systems filed a substantial claim against the U.S. Government in 1996. Following attempts to negotiate a settlement, Defense Systems filed an appeal of its claim that has been heard before an Administrative Judge at the Armed Services Board of Contract Appeals ("ASBCA"). In fiscal 2002, the Judge ruled that Defense Systems is entitled to an "equitable reformation" of the prices on certain rockets and motors in the H70 contract. The decision was remanded to the parties to negotiate the amount. The parties were unable to negotiate an amount on their own, so the parties then agreed to enter a non-binding mediation of Alternate Dispute Resolution process with the same Administrative Judge from the ASBCA who had rendered the original entitlement decision. Effective December 2002, the party's finalized mediation that resulted in a settlement, net of expenses, of $5.4 million. This amount was recorded in other income for the quarter ended December 28, 2002.

Other

During fiscal 2002, Defense Systems was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney's fees, of approximately $0.7 million against the Company. The Company is in the process of contesting the award and has filed an appeal of the judgment. Due to the uncertainty of success in the appeal, the Company has reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002.

During fiscal 2002, the Company initiated litigation alleging patent infringement of certain quartz technologies. Because the lawsuit is currently pending, the duration and outcome of this litigation are uncertain. The Company believes the lawsuit is meritorious and intends to vigorously pursue prosecution of the claims of infringement. The Company, however, can provide no guarantee of the eventual outcome of the litigation. As of March 29, 2003, this litigation has resulted in legal costs of $1.8 million.

The Company has various pending legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements as material, individually or in the aggregate, will have a material impact on the Company's business, financial condition or operating results.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Forms 10-K and 10-K/A for the year ended September 28, 2002, in particular, within the "Risk Factors" section thereof.

See "Critical Accounting Policies and the Use of Estimates" for a description of the Company's critical accounting policies.

Results of Operations

The following table sets forth, for the fiscal periods indicated, the percentage
of  net  sales   represented  by  certain  items  in  the  Company's   Condensed
Consolidated Statements of Operations.

                                                           Quarter Ended            Six Months Ended
                                                       -----------------------   -----------------------
                                                       March 29,    March 30,    March 29,    March 30,
                                                         2003         2002         2003         2002
                                                       -----------------------   -----------------------
Net sales                                                100.0%       100.0%       100.0%       100.0%
Cost of sales                                             76.7         73.0         75.4         74.1
                                                         -----        -----        -----        -----
Gross margin                                              23.3         27.0         24.6         25.9

Selling, general and administrative expenses              15.9         15.7         17.0         15.3
Research, development and related expenses                 7.8          7.8          8.0          7.8
                                                         -----        -----        -----        -----
                                                          (0.4)         3.5         (0.4)         2.8

Provision for excess capacity                               --         21.1           --         10.9
Provision for uncollectables from a related party           --          6.3           --          3.3
Provision for product line move and other                   --          4.6           --          2.4
                                                         -----        -----        -----        -----
Loss from operations before interest and
   taxation                                               (0.4)       (28.5)        (0.4)       (13.8)

Interest expense                                           0.8          1.1          1.0          1.2
Other income                                               0.3          0.0          5.5          0.1
                                                         -----        -----        -----        -----

Income (loss) before income taxes                         (0.9)       (29.6)         4.1        (14.9)
Provision (benefit) for income taxes                      (0.3)       (10.6)         1.5         (5.3)
                                                         -----        -----        -----        -----
Net income (loss)                                         (0.6)%      (19.0)%        2.6%        (9.6)%
                                                         =====        =====        =====        =====

Quarters ended March 29, 2003 and March 30, 2002

Net sales for the second quarter of fiscal 2003 increased $5.9 million, or 12.1%, to $54.7 million from $48.8 million during the same period in fiscal 2002.

The sales volume increase was primarily due to commercial sales to domestic and foreign automotive customers, and to a lesser extent government sales. Automotive sensor sales increased by $4.7 million to $31.1 million in the second quarter of fiscal 2003 from $26.4 million in the comparable period of fiscal 2002 due to the launch of new platforms incorporating the Company's product into the North American and European markets. Sales under government contracts increased by $1.4 million from the same period of fiscal 2002, while sales of non-automotive commercial products decreased by $0.2 million from the same period of fiscal 2002. Although the Company's sales have historically been to many customers in a variety of markets, during the second quarter of fiscal 2003 and fiscal 2002, one automotive customer accounted for approximately 45% and 42%, respectively, of the Company's net sales. Sales to that one customer are subject to the usage of the Company's sensors in their end user antilock breaking or stability control systems that are impacted by trends in the automotive industry.

Cost of sales as a percentage of net sales in the second quarter of fiscal 2003 increased 3.7 percentage points to 76.7% from 73% in the comparable period of fiscal 2002 due primarily to a higher automotive mix with lower associated margins, higher overhead spending associated with GyroChip capacity expansion not yet fully absorbed and the impact of yield loss associated with model launches. There may be additional margin rate variability in future quarters due to the introduction of new products and related changes in average prices, changes in manufacturing processes and volumes, changes in supplier costs, and product life cycles.

Selling, general and administrative expenses as a percentage of net sales increased in the second quarter of fiscal 2003 versus the comparable period of fiscal 2002 due primarily to significant spending on legal proceedings associated with the Company's allegation of patent infringement by a Japanese company. Actual selling, general and administrative expenses increased $1.0 million from the prior fiscal year period primarily due to the legal costs associated with the patent infringement allegation noted above of $0.8 million.

Research, development and related expenses as a percentage of net sales for the second quarter of fiscal 2003 remained constant over the comparable period of fiscal 2002 due to increased research and development spending on increased sales. Actual research, development and related expenses increased $0.5 million over the prior fiscal year period primarily to support silicon gyro and accelerometer developments.

Provisions for excess capacity, uncollectables from a related party and product line move in the second quarter of fiscal 2002 consisted of approximately $10.3 million related to the expected future losses on operating lease payments on facility and production assets that partially supported OpticNet's operations, as well as $3.1 million to reserve for the note receivable due from OpticNet and the Company's initial investment in OpticNet. Management recorded these charges due to OpticNet's lack of success in attracting strategic partners or third party financing necessary to sustain operations. Additionally, the Company recognized a product line move charge of approximately $2.2 million for a plan to close a facility and relocate manufacturing activities to a more cost effective location.

Interest expense as a percentage of sales decreased slightly from the same period of the prior fiscal year. This decrease is primarily due to lower rates on the Company's line of credit as compared to the senior notes.

Six Months ended March 29, 2003 and March 30, 2002

Net sales for the first six months of fiscal 2003 increased $7.4 million, or 7.8%, to $101.8 million from $94.4 million during the same period in fiscal 2002.

The sales volume increase was primarily due to commercial sales to domestic and foreign automotive customers, and to a lesser extent government sales. Automotive sensor sales increased by $5.7 million to $55.1 million in the first six months of fiscal 2003 from $49.4 million in the comparable period of fiscal 2002 due to the launch of new platforms into the North American and European markets. Although the Company's sales have historically been to many customers in a variety of markets, during the first six months of fiscal 2003 and fiscal 2002, one automotive customer accounted for approximately 39% and 41%, respectively, of the Company's net sales. Sales under government contracts increased $3.4 million from the same period of fiscal 2002 due primarily to customer demand and sales of non-automotive commercial products decreased by $1.7 million from the same period of fiscal 2002 due primarily to weakness in the manufacturing sector.

Cost of sales as a percentage of net sales in the first six months of fiscal 2003 increased 1.3 percentage points to 75.4% from 74.1% in the comparable period of fiscal 2002 due primarily to a higher automotive mix with lower associated margins, higher overhead spending associated with GyroChip capacity expansion not yet fully absorbed and the impact of yield loss associated with model launches. There may be additional margin rate variability in future quarters due to the introduction of new products, changes in manufacturing processes and volumes, changes in supplier costs, and product life cycles.

Selling, general and administrative expenses as a percentage of net sales increased in the first six months of fiscal 2003 versus the comparable period of fiscal 2002 due primarily to significant spending on legal proceedings associated with the Company's allegation of patent infringement by a Japanese company. Actual selling, general and administrative expenses increased $2.8 million from the prior fiscal year period primarily due to the legal costs noted above of $1.8 million and to support increased automotive sales.

Research, development and related expenses as a percentage of net sales for the first six months of fiscal 2003 increased slightly from the comparable period of fiscal 2002 primarily due to spending related to the support of silicon gyro and accelerometer developments. Research, development and related expenses increased $0.9 million in the first six months of fiscal 2003 versus the prior fiscal year period. The higher research and development spending reflects management's dedication to the development of new products, such as the next generation of automotive sensors, and improvements to existing product families.

Provisions for excess capacity, uncollectables from a related party and product line move in the second quarter of fiscal 2002 consisted of approximately $10.3 million related to the expected future losses on operating lease payments on facility and production assets that partially supported OpticNet, as well as $3.1 million to reserve for the note receivable due from OpticNet and the Company's initial investment in OpticNet. Additionally, the Company recognized a product line move charge of approximately $2.2 million for a plan to close a facility and relocate manufacturing activities to a more cost-effective location.

Interest expense as a percentage of sales decreased slightly from the same period of the prior fiscal year. This decrease is primarily due to lower rates on the Company's line of credit as compared to the senior notes.

Liquidity and Capital Resources

During the first six months of fiscal 2003, total cash provided by operations was $7.6 million. Cash provided by operations included the positive impact of non-cash charges from depreciation and amortization of $3.9 million and $1.2 million, respectively. In addition, positive impacts to cash resulted from the net income of $2.7 million, decreases in inventories, deferred income taxes, and other current assets of $2.9 million, $0.9 million and $2.9 million, respectively, as well as an increase in accounts payable of $1.7 million and income tax payable of $2.1 million. These items were offset by an increase in accounts receivable and income tax receivable of $5.8 million and $3.0 million, respectively, and decreases in accrued liabilities and other liabilities of $1.1 million and $1.0 million, respectively.

Cash used by investing activities included equipment purchases of $3.5 million primarily to expand production capacity and an increase in other assets of $3.2 million. The increase in other assets is primarily due to an equity investment of $2.5 million into a strategic manufacturing partner finalized during the second quarter of fiscal 2003.

Cash used by financing activities included debt payments of $31.1 million, which consisted of $24.0 million in payments on the Company's line of credit. Other cash used by financing activities included cash purchases of the Company's stock for $0.8 million and dividend payments of $0.3 million. These items were partially offset by proceeds from borrowings on the Company's line of credit of $30.6 million and proceeds from the issuance of common stock of $0.1 million.

While the Company believes that its available credit line and cash derived from operations will be sufficient to meet the Company's capital requirements for the next twelve months, the Company may need to raise additional funds through public or private financings or other arrangements. Revenue and profitability may be negatively affected until there is clear evidence of an upswing in the industrial economy. There can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.

The Company had no material capital commitments at March 29, 2003.

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

Product Warranty

The Company records a warranty liability on its products at the time of revenue recognition based on historical experience and any specific warranty issues that the Company has identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company's operating results in future periods. See Note 1 to the condensed consolidated financial statements for product warranty disclosure.

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

Environmental Matters

The Company reserves for known environmental claims, of which there are none in the six months ended March 29, 2003, when payments associated with the claims become probable and the costs can be reasonably estimated. The Company's environmental reserves, for all periods presented, are recorded at the expected payment amount. The actual cost of resolving environmental issues may be higher than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

Item 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under the Securities Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.  OTHER INFORMATION


Item 5.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


         (a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on March 5, 2003. At the Meeting, Richard
                  M. Brooks and Dr. William G. Howard Jr. were re-elected to the Company's Board of Directors for a three-year term expiring at the Company's 2006 Annual Meeting.

                  Shares voted:

                                    For      Withheld            Broker Non-Vote
                                ------------------------------------------------
                  Brooks        13,153,709    337,852                    0
                  Howard        13,170,942    320,619                    0

                  In addition, the following directors continued in office as directors of the Company following the Meeting: George S.
                  Brown, Charles Crocker and J. Lavon Morton (until the Company's 2004 Annual Meeting); C. Joseph Giroir Jr., Asad M. Madni and Gary D. Wrench (until the Company's 2005 Annual Meeting).

         (b) The other matters presented at the Meeting and the voting of stockholders with respect thereto are as follows:

                  The stockholders approved an amendment to the Company's 1997 Equity Incentive Plan to increase the authorized number of shares reserved for issuance by 600,000 shares.

                  Shares voted:

                                 For      Against    Abstain     Broker Non-Vote
                  --------------------------------------------------------------
                             11,613,982  1,870,457     7,122           0


                  The stockholders ratified the Audit Committee of the Board of Directors' selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending September 27, 2003.

                  Shares voted:

                                For      Against    Abstain      Broker Non-Vote
                  --------------------------------------------------------------
                            10,604,746  2,864,613    22,202            0

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit Numbers       Description                                              Footnote
         ---------------       -----------                                              --------
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

               2.5             Technology Transfer and License Agreement by and
                               between BEI Electronics, Inc. and BEI Technologies,
                               Inc.                                                         i

               2.6             Trademark Assignment and Consent Agreement by and
                               between BEI Electronics, Inc. and BEI Technologies,
                               Inc.                                                         i

               2.7             Agreement Regarding Certain Representations and
                               Covenants by and between BEI Electronics, Inc. and
                               BEI Technologies, Inc.                                       i

               3.1             Certificate of Incorporation of BEI Technologies, Inc.      i

               3.2             Bylaws of BEI Technologies, Inc.                             i

               3.3             Registrant's Certificate of Designation of Series A
                               Junior Participating Preferred Stock                         i

               4.1             Specimen Common Share Certificate                            i

               4.2             Certificate of Incorporation of BEI Technologies, Inc.       i

               4.3             Bylaws of BEI Technologies, Inc.                             i

               4.4             Registrant's Certificate of Designation of Series A
                               Junior Participating Preferred Stock                         i

               4.5             Form of Rights Certificate                                   i

              10.1*            Registrant's 1997 Equity Incentive Plan and forms of
                               related agreements                                           i

              10.2*            Executive Change in Control Benefits Agreement
                               between BEI Technologies, Inc. and Certain Named
                               Executive Officers                                           i

              10.5             Note Purchase Agreement dated November 16, 1998 by
                               and between BEI Technologies, Inc., BEI Sensors &
                               Systems Company, Inc., Connecticut General Life
                               Insurance Company, and Allstate Life Insurance Company      ii

              10.6             Amendment to Tax Allocation and Indemnity Agreement
                               between BEI Electronics, Inc. and BEI Technologies,
                               Inc.                                                        ii

              10.9             Development and Supply Agreement, dated April 26,
                               2001, by and between Systron Donner Inertial Division
                               and Continental Teves AG & Co.                              iv

              10.10            Amendment to Note Purchase Agreement, as amended, as
                               of March 30, 2002, by and between BEI Technologies,
                               Inc., BEI Sensors & Systems Company, Inc.,
                               Connecticut General Life Insurance Company, and
                               Allstate Life Insurance Company                              v

              10.11            Credit Agreement dated August 14, 2002, by and
                               between BEI Technologies, Inc., BEI Sensors & Systems
                               Company, Inc., and Union Bank of California                 vi

              10.12            Second amendment to Note Purchase Agreement and
                               Waiver dated December 20, 2002, by and between BEI
                               Technologies, Inc., BEI Sensors & Systems Company,
                               Inc., Connecticut General Life Insurance Company, and
                               Allstate Life Insurance Company                             vi

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


              (b)              Reports on Form 8-K

                               No reports on Form 8-K were filed by the Company during the quarter ended March 29, 2003.


                                                                        23 of 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2003.

                                        BEI Technologies, Inc.


                                        By:  /s/ Robert R. Corr
                                             ----------------------------
                                             Robert R. Corr
                                             Treasurer, Controller and Secretary
                                             (Chief Accounting Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Dated   April 30, 2003
           -------------------



           /s/ Charles Crocker
           -------------------
           Charles Crocker
           Chief Executive Officer and Chairman of the Board of Directors

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Dated  April 30, 2003
           -------------------


           /s/ John LaBoskey
           -------------------
           John LaBoskey
           Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS


Exhibit
Number        Description
------        -----------
99.5          CEO  Certification  Pursuant  to 18 U.S.C as adopted  Pursuant  to
              Section 906 of the Sarbanes-Oxley Act of 2002

99.6          CFO  Certification  Pursuant  to 18 U.S.C as adopted  Pursuant  to
              Section 906 of the Sarbanes-Oxley Act of 2002