Form 10-Q
period 2003-06-28
BEI TECHNOLOGIES INC
filed 2003-07-31
CIK 1041866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______ .

Commission file number 0-22799

B E I   T E C H N O L O G I E S,   I N C.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	94-3274498 (I.R.S. Employer Identification No.)

One Post Street, Suite 2500 San Francisco, California 94104 (Address of principal executive offices)

(415) 956-4477 (Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No   [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock: $.001 Par Value, 14,538,906 shares issued and outstanding as of June 28, 2003.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets— June 28, 2003 and September 28, 2002	3
	Condensed Consolidated Statements of Operations— Quarter and Nine Months ended June 28, 2003 and June 29, 2002	4
	Condensed Consolidated Statements of Cash Flows— Quarter and Nine Months ended June 28, 2003 and June 29, 2002	5
	Notes to Condensed Consolidated Financial Statements— June 28, 2003	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21
Item 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	22
	(a) Exhibits
	(b) Reports on Form 8-K
	SIGNATURES	25

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS (UNAUDITED)

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	September 28,
	2003	2002
	(Unaudited)	(See note below)

	(in thousands)
ASSETS
Cash and cash equivalents	$3,955	$4,418
Investments	5,185	6,727
Trade receivables, net	30,642	25,200
Inventories, net	23,293	28,538
Deferred income taxes	7,352	8,333
Assets held for sale	558	2,011
Other current assets	4,715	5,945

Total current assets	75,700	81,172

Property, plant and equipment, net	36,842	37,770
Acquired technology	792	1,540
Goodwill	1,612	1,612
Other assets, net	6,870	4,002

	$121,816	$126,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$13,131	$13,709
Accrued expenses and other liabilities	16,551	18,161
Income tax payable	2,055	—
Deferred compensation liability	5,185	6,727
Current portion of long-term debt	7,106	7,094

Total current liabilities	44,028	45,691

Long-term debt, less current portion	18,463	22,500
Other liabilities	3,866	5,546
Stockholders’ equity	55,459	52,359

	$121,816	$126,096

Note: The balance sheet at September 28, 2002 has been derived from the audited consolidated balance sheet at that date.

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(in thousands except per share amounts)
Net sales	$57,103	$47,815	$158,906	$142,220
Cost of sales	42,898	33,855	119,629	103,809

Gross margin	14,205	13,960	39,277	38,411

Selling, general and administrative expenses	8,458	7,766	25,756	22,240
Research, development and related expenses	3,987	3,630	12,209	10,972

	1,760	2,564	1,312	5,199
Provision for excess capacity	—	—	—	10,275
Provision for uncollectables from a related party	—	—	—	3,072
Provision for product line move and other	—	—	—	2,230

Income (loss) from operations before interest and taxation	1,760	2,564	1,312	(10,378)

Interest expense	462	539	1,472	1,691
Other income (expense)	(231)	(520)	5,396	(457)

Income (loss) before income taxes	1,067	1,505	5,236	(12,526)
Provision (benefit) for income taxes	404	539	1,921	(4,486)

Net income (loss)	$663	$966	$3,315	$(8,040)

Earnings (Loss) per Common Share

Basic Earnings (Loss) per Common Share

Net income (loss) per common share	$0.05	$0.07	$0.23	$(0.57)

Diluted Earnings (Loss) per Common and Common Equivalent Share
Net income (loss) per common and common equivalent share	$0.05	$0.07	$0.23	$(0.57)

Dividends per common share	$0.01	$0.01	$0.03	$0.03

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$663	$966	$3,315	$(8,040)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	2,645	2,281	7,808	7,877
Other	1,958	1,342	1,756	(1,143)

Net cash provided (used) by operating activities	5,266	4,589	12,879	(1,306)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,656)	(2,199)	(5,151)	(5,389)
Disposition of property, plant and equipment	—	400	51	400
Decrease (increase) in other assets	126	(171)	(3,049)	438

Net cash used by investing activities	(1,530)	(1,970)	(8,149)	(4,551)

Cash flows from financing activities:
Proceeds from debt borrowings	1,931	16,114	32,576	44,969
Principal payments on debt and other liabilities	(5,539)	(18,356)	(36,601)	(52,012)
Proceeds from issuance of common stock	14	44	128	129
Repurchase of common stock	(40)	(22)	(860)	(1,538)
Payment of cash dividends	(144)	(144)	(436)	(432)

Net cash used by financing activities	(3,778)	(2,364)	(5,193)	(8,884)

Net increase (decrease) in cash and cash equivalents	(42)	255	(463)	(14,741)
Cash and cash equivalents at beginning of period	3,997	1,442	4,418	16,438

Cash and cash equivalents at end of period	$3,955	$1,697	$3,955	$1,697

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto in the Company’s annual report on Forms 10-K and 10-K/A for the year ended September 28, 2002.

BEI Technologies, Inc. (“the Company” or “Technologies”) is an established manufacturer of electronic sensors, motors, actuators and motion control products used for factory and office automation, medical equipment, military, aviation and space systems. In addition, sales to manufacturers of transportation equipment including automobiles, trucks and off-road equipment have become a significant addition to the Company’s business in recent years. The Company’s micromachined quartz yaw rate sensors are being used in advanced vehicle stability control systems and a significant increase in the production of those sensors had been in progress from the middle of 1998 through fiscal 2001. The Company encountered a decrease in production in fiscal 2002 due to increased competition, however production in the current quarter has exceeded the fiscal 2001 run rate. The Company is currently transitioning to its next generation of automotive inertial quartz based sensor products, remotely mounted multi-sensor clusters with can bus and a multi rate sensor package suitable for incorporation into electronic systems modules. The Company also manufactures electronic steering wheel position sensors, seat-memory modules, throttle position sensors, pressure sensors, and other devices used in transportation systems. GyroChip and MotionPak are registered trademarks of the Company.

The Company has received customer funding for product development in prior years and in the fiscal quarter ended June 28, 2003. This revenue is negotiated to fund past or future projects and is recognized as noted in “Item 2. Management’s Discussion and Analysis — Significant Accounting Policies.” These projects are dependent upon successful negotiations that can be concluded at any time.

Technologies was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares in Technologies to all the stockholders of BEI Electronics, Inc. on September 24, 1997.

At the close of business on October 30, 2000, Technologies declared a distribution to its stockholders of approximately 42% of the outstanding securities of OpticNet, Inc. (“OpticNet”), a formerly controlled subsidiary of Technologies. In the distribution, each holder of record of Technologies common stock as of the close of business on October 30, 2000 received one share of OpticNet common stock for every two shares of Technologies common stock held, and cash in lieu of any fractional share of OpticNet common stock.

Since inception, all operating capital for OpticNet has been provided by the Company as debt or equity financing. The Company accounted for its investment in OpticNet under the equity method of accounting until March 31, 2002, when the Company deemed its investment impaired. Since that date, the Company has recognized OpticNet’s entire net loss reflecting Technologies being the sole provider of operating capital to OpticNet. As of March 30, 2002, the Company recognized as impaired the carrying value of its initial $1.0 million investment in OpticNet and reduced the investment to zero and fully reserved as uncollectable its $2.7 million loan to OpticNet.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will be effective beginning with the Company’s fiscal quarter ended September 27, 2003 with transitional disclosure required beginning with the consolidated financial statements for the quarter ended March 29, 2003.

The Company plans to adopt FIN 46 during the fiscal quarter ended September 27, 2003. FIN 46’s consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of legally independent businesses. Under the provisions of FIN 46 it is possible that the activities of OpticNet may need to be consolidated by the Company. The Company is in the process of determining whether OpticNet meets the definition of a VIE under the criteria outlined in FIN 46 and, if it does, whether Technologies would be deemed to be the Primary Beneficiary which would require Technologies to consolidate OpticNet’s activities. In the event that consolidation of OpticNet is deemed to be appropriate under the provisions of FIN 46, the Company would not be deemed to have any additional legal ownership, the Company’s legal rights and obligations would not change, and the Company would not become legally obligated for OpticNet’s liabilities. If consolidation by the Company of OpticNet’s activities is required, the Company currently believes that adoption of FIN 46 will not have a material impact on the Company’s financial position or its results of operations. See Note 5 for a further description of OpticNet and its relationship with the Company.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation: Transition and Disclosure” (“FAS No. 148”). FAS No.148 amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation (“transition provisions”). In addition, FAS No. 148 amends the disclosure requirements of Accounting Principals Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 (“disclosure provisions”). The transition methods of FAS No. 148 are effective for the Company’s September 27, 2003 Form 10-K. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements. The Company has elected adoption of the interim disclosure requirements as presented below - “Stock Based Compensation.”

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS No. 150”). FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements as either equity or between the liabilities section and the equity section, rather than as liabilities. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that FAS No. 150 will have a material impact on its financial statements.

Product Warranty

The Company offers limited warranties for its products for a period that lasts generally from one to four years. The specific terms and conditions of those warranties vary depending upon the products sold that are specific to different industries and customers. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities on a minimum of a quarterly basis and adjusts that amount as necessary. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and the Use of Estimates” for a further description of product warranty.

Changes in the Company’s product warranty liability during the period are as follows (in thousands):

Balance, September 28, 2002	$603
Warranties issued during the period	562
Settlements made during the period	(661)
Changes in liability for pre-existing warranties during the period, including expirations	243

Balance, June 28, 2003	$747

Stock Based Compensation

The Company’s 1997 Equity Incentive Plan provides for the granting of incentive stock options to employees and stock or options to consultants, employees and directors. The Company accounts for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of FAS Nos. 123 and 148. If compensation expense for the Company’s stock option plan had been determined based upon fair values at the grant dates for awards under those plans in accordance with FAS No. 123, the Company’s pro forma net earnings, basic and diluted earnings (loss) per common share would have been as follows:

	Quarter Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(in thousands except per share amounts)
Net income (loss), as reported	$663	$966	$3,315	$(8,040)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(192)	(202)	(629)	(577)

Pro forma net income (loss)	$471	$764	$2,686	$(8,617)

Earnings (Loss) per Common Share:
Basic-as reported	$0.05	$0.07	$0.23	$(0.57)
Basic-pro forma	$0.03	$0.05	$0.19	$(0.62)
Diluted-as reported	$0.05	$0.07	$0.23	$(0.57)
Diluted-pro forma	$0.03	$0.05	$0.19	$(0.62)

NOTE 2. INVENTORIES

Inventories are carried principally at the lower of cost or fair value and do not exceed their net realizable value. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.

		September 28,
		2002
		(Derived from the
		audited consolidated
	June 28,	balance sheet at
	2003	September 28,
	(Unaudited)	2002)

	(dollars in thousands)
Finished products	$3,435	$2,945
Work in process	4,985	7,238
Materials	14,873	18,355

Net inventories	$23,293	$28,538

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Quarter Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(in thousands except per share amounts)
Numerator
Net income (loss)	$663	$966	$3,315	$(8,040)

Denominator
Denominator for basic earnings (loss) per common share — Weighted average shares, net of nonvested shares (FY 2003 – 613 shares; FY 2002 – 560 shares)	14,141	14,051	14,117	13,985
Effect of dilutive securities:
Nonvested shares	—	132	32	—
Employee stock options	83	174	97	—

Denominator for diluted earnings (loss) per share	14,224	14,357	14,246	13,985

Basic earnings (loss) per common share	$0.05	$0.07	$0.23	$(0.57)

Diluted earnings (loss) per common share	$0.05	$0.07	$0.23	$(0.57)

NOTE 4. LONG-TERM DEBT

		September 28,
		2002
		(Derived from
		the audited
		consolidated
	June 28,	balance sheet at
	2003	September 28,
	(Unaudited)	2002)

	(in thousands)
6.70% Senior Notes; due in annual installments of $7,000 from November 16, 2001 through November 16, 2005	$21,000	$28,000
Revolving line of credit with a bank not to exceed $25,000; due in full August 15, 2004	3,000	—
Mortgage note payable with interest at 6.87%; due in monthly installments of principal and interest of $14 until December 2003, when the remaining balance of approximately $1,400 is due; collateralized by certain real property	1,569	1,594

	25,569	29,594
Less current portion	7,106	7,094

	$18,463	$22,500

On November 16, 1998, the Company sold $35.0 million of senior notes in a private placement. The notes have an interest rate of 6.7% and mature in annual installments of $7.0 million beginning November 16, 2001 up to and including November 16, 2005. The note agreement contains covenants regarding certain operating ratios, limitations on debt, dividend payments and minimum net worth.

As of the quarter ended March 30, 2002, the Company completed an amendment with its senior note holders, which provided that the net impact of the provisions for excess capacity, uncollectables from a related party and product line move recognized in the second quarter of fiscal 2002 would not cause an event of default. The Company’s operating results for the quarter ended March 30, 2002, excluding these provisions from the calculation of debt covenants, result in the Company maintaining compliance as of that date.

On August 14, 2002, the Company established a $25.0 million line of credit, which matures on August 15, 2004, with a bank and terminated the $25.0 million facility in place at the end of fiscal 2001 with another bank. No borrowings were outstanding under the new line of credit at September 28, 2002. As of June 28, 2003 the Company had an outstanding balance of $3.0 million.

During December 2002, the Company received a waiver of one of its financial covenants of its senior notes for the fiscal quarter ended September 28, 2002. Additionally, the Company completed an amendment reducing the coverage level required with its senior note holders, related to the same financial covenant discussed above, for the fiscal quarter ended December 28, 2002. The Company’s operating results for the quarter ended December 28, 2002 resulted in the Company maintaining compliance as of that date based on the reduced coverage levels.

NOTE 5. RELATED PARTY TRANSACTIONS

During fiscal 2001, the Company agreed to provide OpticNet with a line of credit originally established for up to $2.0 million, amended in March 2002 to allow for borrowings by OpticNet of up to $3.0 million and in October 2002 to extend the maturity date to December 31, 2002. The outstanding principal on the note evidencing the line of credit bears interest at prime plus 1.5% per annum. The parties intend to extend the maturity date of the line of credit. The final terms of such an extension would be determined when, and if, such an extension is consummated. During the fiscal quarter ended June 29, 2002, the Company suspended the availability of advances to OpticNet under the line of credit, as the Company concluded that the note receivable totaling $2.7 million in principal amount at such time was uncollectable and the Company’s original investment in OpticNet was impaired. This determination was a result of OpticNet’s inability to attract significant strategic partners or third party financing necessary to sustain operations. Therefore, a charge of $3.1 million was recorded in the Company’s statement of operations in fiscal 2002 as the note receivable was deemed uncollectable and the carrying value of the original investment in OpticNet was deemed impaired.

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

The Company has entered into an agreement with OpticNet to rent capacity on this equipment to OpticNet from month to month based on OpticNet’s usage of the equipment beginning in October 2001. In March 2002, OpticNet significantly reduced operations to support only its current customer base, resulting in lower use of this equipment.

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

In the quarter ended March 30, 2002, the Company concluded that portions of the assets held under leases were in excess to the Company’s requirements. As discussed above, these assets had been primarily used by OpticNet. This determination was a result of OpticNet’s lack of success in attracting strategic partners or third party financing. In March 2002, the Company recorded a charge of $10.3 million for expected future losses on the leases of the facility and production assets noted above. A portion of the facility and equipment will continue to be used by the Company for its ongoing silicon MEMS research and development effort.

In the six months ending September 28, 2002, the Company provided an additional $1.8 million of financing to OpticNet, which was advanced with the intent to convert such cash advances into additional equity in OpticNet, upon terms to be decided. The $1.8 million advanced was expensed during the third and fourth quarters of fiscal 2002, reflecting OpticNet’s net loss for the six-month period from March 31, 2002 through September 28, 2002. Effective September 28, 2002, the Company and OpticNet had determined that OpticNet would authorize and issue to the Company a series of nonvoting preferred stock. In November 2002, OpticNet issued a total of 18,146,420 shares of nonvoting and nonconvertible Series B Preferred Stock to Technologies, in consideration of the $1.8 million advanced during the third and fourth quarters of fiscal 2002.

In the three and nine months ended June 28, 2003, the Company provided approximately $0.3 million and $0.8 million, respectively, of additional funding to OpticNet for general operating expenses.

During the fiscal quarter ended March 29, 2003, the Company sent a letter to OpticNet’s Board of Directors stating that the Company is interested in acquiring those shares of OpticNet’s common stock that are not currently owned by the Company. See Schedule 13D as filed by the Company on March 24, 2003.

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

The detail of the Company’s provision for excess capacity is as follows (in thousands):

	Equipment	Facility Lease	Other
	Lease Charges	Impairment Charges	Commitments

Balance, September 28, 2002	$5,235	$578	$409
Amounts utilized	(425)	—	(102)

Balance, December 28, 2002	4,810	578	307
Amounts utilized	(423)	(88)	(66)

Balance, March 29, 2003	4,387	490	241
Amounts utilized	(423)	(43)	(10)

Balance, June 28, 2003	$3,964	$447	$231

NOTE 6. PROVISION FOR PRODUCT LINE MOVE AND OTHER

In March 2002, the Company approved a plan to close a facility and relocate manufacturing activities to a more cost effective location. As a result, the Company accrued $2.2 million related primarily to the closure of manufacturing facilities and administrative functions including the accrual of remaining payments on the facility operations lease, less future anticipated sublease payments. Other costs included write-downs of fixed assets and inventories to their fair value. The facility closure and relocation was completed within the 12 month period ending March 29, 2003. The Company continues to incur costs related to the facility closure and these costs are charged to the remaining balance of the provision.

The detail of the Company’s provision for product line move and other is as follows (in thousands):

	Facility Closure	Property
	Charges	Impairment Charges

Balance, September 28, 2002	$1,583	$155
Amounts utilized	(186)	—

Balance, December 28, 2002	1,397	155
Amounts utilized	(655)	—

Balance, March 29, 2003	742	155
Amounts utilized	(191)	—

Balance, June 28, 2003	$551	$155

NOTE 7. CONTINGENCIES AND LITIGATION

Claim against U.S. Government

The Company believes that BEI Defense Systems Company (“Defense Systems”), a subsidiary of the Company with discontinued operations, suffered substantial monetary damages due to actions of the U.S. Government in connection with the parties’ H70 contract in effect during the 1992-1996 timeframe. As a result, Defense Systems filed a substantial claim against the U.S. Government in 1996. Following attempts to negotiate a settlement, Defense Systems filed an appeal of its claim that has been heard before an Administrative Judge at the Armed Services Board of Contract Appeals (“ASBCA”). In fiscal 2002, the Judge ruled that Defense Systems is entitled to an “equitable reformation” of the prices on certain rockets and motors in the H70 contract. The decision was remanded to the parties to negotiate the amount. The parties were unable to negotiate an amount on their own, so the parties then agreed to enter a non-binding mediation of Alternate Dispute Resolution process with the same Administrative Judge from the ASBCA who had rendered the original entitlement decision. Effective December 2002, the parties finalized mediation that resulted in a settlement, net of expenses, of $5.4 million. This amount was recorded in other income for the quarter ended December 28, 2002.

Other

During fiscal 2002, Defense Systems was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney’s fees, of approximately $0.7 million against the Company. The Company is in the process of contesting the award and has filed an appeal of the judgment. Due to the uncertainty of success in the appeal, the Company reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002.

During fiscal 2002, the Company initiated litigation against a competitor alleging patent infringement of certain quartz technologies. Because the lawsuit is currently pending, the duration and outcome of this litigation are uncertain. The Company believes the lawsuit is meritorious and intends to vigorously pursue prosecution of the claims of infringement. The Company, however, can provide no guarantee of the eventual outcome of the litigation. As of June 28, 2003, this litigation has resulted in legal costs of approximately $2.9 million, of which $0.5 million and $2.1 million were incurred in the three and nine months ending June 28, 2003, respectively.

The Company has various other pending legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements as material, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company’s Forms 10-K and 10-K/A for the year ended September 28, 2002, in particular, within the “Risk Factors” section thereof.

See “Critical Accounting Policies and the Use of Estimates” for a description of the Company’s critical accounting policies.

Results of Operations

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company’s Condensed Consolidated Statements of Operations.

	Quarter Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.1	70.8	75.3	73.0

Gross margin	24.9	29.2	24.7	27.0

Selling, general and administrative expenses	14.8	16.2	16.2	15.6
Research, development and related expenses	7.0	7.6	7.7	7.7

	3.1	5.4	0.8	3.7
Provision for excess capacity	0.0	0.0	0.0	7.2
Provision for uncollectables from a related party	0.0	0.0	0.0	2.2
Provision for product line move and other	0.0	0.0	0.0	1.6

Income (loss) from operations before interest and taxation	3.1	5.4	0.8	(7.3)

Interest expense	0.8	1.2	0.9	1.2
Other income (expense)	(0.4)	(1.1)	3.4	(0.3)

Income (loss) before income taxes	1.9	3.1	3.3	(8.8)
Provision (benefit) for income taxes	0.7	1.1	1.2	(3.1)

Net income (loss)	1.2%	2.0%	2.1%	(5.7)%

Quarters Ended June 28, 2003 and June 29, 2002

Net sales for the third quarter of fiscal 2003 increased $9.3 million, or 19%, to $57.1 million from $47.8 million during the same period in fiscal 2002.

The sales volume increase was primarily due to commercial sales to domestic and foreign automotive customers, and to a lesser extent government sales. Automotive sensor sales increased by $8.7 million to $32.4 million in the third quarter of fiscal 2003 from $23.7 million in the comparable period of fiscal 2002 due to an increase in quantities shipped and engineering development billings of $2.3 million to our largest customer. Sales under government contracts increased by $1.5 million from the same period of fiscal 2002, while sales of non-automotive commercial products decreased by $0.9 million from the same period of fiscal 2002. Although the Company’s sales have historically been to many customers in a variety of markets, during the third quarter of fiscal 2003 and fiscal 2002, one automotive customer accounted for approximately 44% and 37%, respectively, of the Company’s net sales. Sales to that one customer are subject to the usage of the Company’s sensors in their end user antilock braking or stability control systems that are impacted by trends in the automotive industry.

Cost of sales as a percentage of net sales in the third quarter of fiscal 2003 increased 4.3 percentage points to 75.1% from 70.8% in the comparable period of fiscal 2002 due primarily to a higher automotive mix with lower associated margins, higher overhead spending associated with GyroChip capacity expansion not yet fully absorbed and additional inventory reserves at the Company’s facilities and other commercial operations. There may be additional margin rate variability in future quarters due to the introduction of new products and related changes in average prices, changes in manufacturing processes and volumes, changes in supplier costs, and product life cycles.

Selling, general and administrative expenses as a percentage of net sales decreased in the third quarter of fiscal 2003 versus the comparable period of fiscal 2002 due to modestly higher spending on a higher revenue base. Actual selling, general and administrative expenses increased $0.7 million from the prior fiscal year period primarily due to the legal costs associated with the Company’s allegation of patent infringement against a competitor of approximately $0.5 million.

Research, development and related expenses as a percentage of net sales for the third quarter of fiscal 2003 decreased by 0.6 percentage points over the comparable period of fiscal 2002 primarily as a result of a higher revenue base. Actual research, development and related expenses increased $0.4 million over the prior fiscal year period primarily to support silicon gyro and accelerometer developments.

Interest expense as a percentage of sales decreased slightly from the same period of the prior fiscal year. This decrease is primarily due to reduced debt levels and lower interest rates on the Company’s line of credit as compared to the senior notes.

Nine Months Ended June 28, 2003 and June 29, 2002

Net sales for the first nine months of fiscal 2003 increased $16.7 million, or 12%, to $158.9 million from $142.2 million during the same period in fiscal 2002.

The sales volume increase was primarily due to commercial sales to domestic and foreign automotive customers, and to a lesser extent government sales. Automotive sensor sales increased by $14.4 million to $87.5 million in the first nine months of fiscal 2003 from $73.1 million in the comparable period of fiscal 2002 due to the launch of new platforms into the North American and European markets, an increase in quantities shipped and engineering development billings of $2.3 million to our largest customer. Although the Company’s sales have historically been to many customers in a variety of markets, during the first nine months of fiscal 2003 and fiscal 2002, one automotive customer accounted for approximately 41% and 40%, respectively, of the Company’s net sales. Sales under government contracts increased $4.8 million from the same period of fiscal 2002 due primarily to customer demand. Sales of non-automotive commercial products decreased by $2.6 million from the same period of fiscal 2002 due primarily to weakness in the manufacturing sector.

Cost of sales as a percentage of net sales in the first nine months of fiscal 2003 increased 2.3 percentage points to 75.3% from 73.0% in the comparable period of fiscal 2002 due primarily to a higher automotive mix with lower associated margins, higher overhead spending associated with GyroChip capacity expansion not yet fully absorbed, additional inventory reserves at the Company’s facilities and other commercial operations and the impact of yield loss associated with model launches. There may be additional margin rate variability in future quarters due to the introduction of new products, changes in manufacturing processes and volumes, changes in supplier costs, and product life cycles.

Selling, general and administrative expenses as a percentage of net sales increased in the first nine months of fiscal 2003 versus the comparable period of fiscal 2002 due primarily to significant spending on legal proceedings associated with the Company’s allegation of patent infringement by a competitor. Actual selling, general and administrative expenses increased $3.5 million from the prior fiscal year period primarily due to the legal costs noted above of approximately $2.1 million and to support increased automotive sales.

Research, development and related expenses as a percentage of net sales for the first nine months of fiscal 2003 remained constant over the comparable period of fiscal 2002 primarily due to increased spending related to the support of silicon gyro and accelerometer developments on increased sales. Research, development and related expenses increased $1.2 million in the first nine months of fiscal 2003 versus the prior fiscal year period. The higher research and development spending reflects management’s dedication to the development of new products, such as the next generation of automotive sensors, and improvements to existing product families.

Provisions for excess capacity, uncollectables from a related party and product line move in the first nine months of fiscal 2002 consisted of approximately $10.3 million related to the expected future losses on operating lease payments on facility and production assets that partially supported OpticNet, as well as $3.1 million to reserve for the note receivable due from OpticNet and the Company’s initial investment in OpticNet. Additionally, the Company recognized a product line move charge of approximately $2.2 million for a plan to close a facility and relocate manufacturing activities to a more cost-effective location.

Interest expense as a percentage of sales decreased slightly from the same period of the prior fiscal year. This decrease is primarily due to reduced debt levels and lower interest rates on the Company’s line of credit as compared to the senior notes.

Liquidity and Capital Resources

During the first nine months of fiscal 2003, total cash provided by operations was $12.9 million. Cash provided by operations included the positive impact of non-cash charges from depreciation and amortization of $6.0 million and $1.8 million, respectively. In addition, positive impacts to cash resulted from net income of $3.3 million, decreases in inventories, prepaid income taxes and assets held for sale of $5.2 million, $1.5 million and $1.5 million, respectively, as well as collection of an income tax receivable recognized in the second quarter of $3.0 million and a favorable settlement with the U.S. Government of $5.4 million, net of expenses. These items were offset by an increase in accounts receivable of $5.4 million, and decreases in accounts payable, accrued liabilities and other liabilities of $0.6 million, $1.6 million and $1.7 million, respectively.

Cash used by investing activities included equipment purchases of $5.1 million primarily to expand production capacity and an increase in other assets of $3.0 million. The increase in other assets is primarily due to an equity investment of $2.5 million into a strategic manufacturing partner finalized during the second quarter of fiscal 2003.

Cash used by financing activities included debt payments of $36.6 million, which consisted of $29.6 million in payments on the Company’s line of credit. Other cash used by financing activities included cash purchases of the Company’s stock for $0.9 million and dividend payments of $0.4 million. These items were partially offset by proceeds from borrowings on the Company’s line of credit of $32.6 million and proceeds from the issuance of common stock of $0.1 million.

While the Company believes that its available credit line and cash derived from operations will be sufficient to meet the Company’s capital requirements for the next twelve months, the Company may need to raise additional funds through public or private financings or other arrangements. Revenue and profitability may be negatively affected until there is clear evidence of an upswing in the industrial economy. There can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.

The Company had no material capital commitments at June 28, 2003.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company’s operations.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company reviews the accounting policies used in reporting its financial results on a regular basis. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates. Actual results may differ from these estimates due to actual outcomes being different from those on which the Company based its assumptions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Product Warranty

The Company records a warranty liability on its products at the time of revenue recognition based on historical experience and any specific warranty issues that the Company has identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results in future periods. See Note 1 to the condensed consolidated financial statements for product warranty disclosure.

Allowance for Doubtful Accounts

The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts based upon historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within management’s expectations, there can be no assurance that the Company will continue to experience the same relative level of credit losses that it has in the past. In addition, although the Company’s sales have historically been to many customers in a variety of markets, in recent periods, one automotive customer accounted for a significant portion of the Company’s net sales. A significant change in the liquidity or financial position of that customer or a further deterioration in the economic environment in general could have a material adverse impact on the collectability of the Company’s accounts receivable and future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If, at the time of shipment, the Company determines that collection of a receivable is not reasonably assured, the revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

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

Although management currently believes that the estimates used in the evaluation of goodwill and intangibles with indefinite lives are reasonable, differences between actual and expected revenue, operating results, and cash flow could cause these assets to be deemed impaired. If this were to occur, the Company would be required to charge to earnings the write-down in value of such assets, which could have a material adverse effect on the Company’s results of operations and financial position.

Provision for Excess Capacity, Uncollectables from a Related Party and Product Line Move and Other

During the quarter ended March 30, 2002, the Company established reserves for portions of assets held under leases in excess of requirements, receivables from a related party and the closure of a specific manufacturing facility, as discussed in Note 5. These reserves required the use of significant estimates. Though the Company believes that these estimates accurately reflect the costs of these plans, they relate to matters that are inherently uncertain and actual results may be different.

Income Taxes

The Company has significant amounts of deferred tax assets that are reviewed periodically for recoverability and valued accordingly. These assets are evaluated by using the four sources of taxable income that may be considered under Financial Accounting Standards (“FAS”) No. 109: (1) Future reversals of existing temporary differences; (2) Taxable income in prior carryback years, if carryback is permitted under the tax law; (3) Tax planning strategies and; (4) Future taxable income exclusive of reversing temporary differences and carryforwards. In the event it is determined more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance would be recorded with a corresponding charge to income in the period such determination occurs.

Litigation

The Company reserves for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially different than the amounts reserved.

Environmental Matters

The Company reserves for known environmental claims, of which there are none as of June 28, 2003, when payments associated with the claims become probable and the costs can be reasonably estimated. The Company’s environmental reserves, for all periods presented, are recorded at the expected payment amount. The actual cost of resolving environmental issues may be higher than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations.

Significant Accounting Policies

Revenue Recognition

Revenues are primarily generated from the sale of electronic devices to our customers, typically the end-user.

The Company recognizes revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Under these guidelines, revenue recognition is deferred on transactions where (i) persuasive evidence of an arrangement does not exist, (ii) revenue recognition is contingent upon performance of one or more obligations of the Company, (iii) the price is not fixed or determinable or (iv) payment is not reasonably assured.

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

Accrued Expenses and Other Liabilities

The Company records liabilities for services or products received in the period in which the benefit was recognized. Due to the difficulty in estimating costs of these services or products received, actual costs may be substantially different than the amounts recorded.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company’s Forms 10-K and 10-K/A for the fiscal year ended September 28, 2002 under the heading corresponding to that set forth above. The Company’s exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as a portion of the Company’s investments are in short-term debt securities issued by corporations. The Company’s investments are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company’s short-term investments, the Company believes that it is not subject to any material market risk exposure. The Company does not have any foreign currency or other derivative financial instruments.

Item 4.       CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under the Securities Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Numbers	Description	Footnote

2.1	Distribution Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.2	Corporate Services Agreement between BEI Technologies, Inc. and BEI Electronics, Inc.	i

2.3	Tax Allocation and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.4	Assumption of Liabilities and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.5	Technology Transfer and License Agreement by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.6	Trademark Assignment and Consent Agreement by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.7	Agreement Regarding Certain Representations and Covenants by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i

3.1	Certificate of Incorporation of BEI Technologies, Inc.	i

3.2	Bylaws of BEI Technologies, Inc.	i

3.3	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock	i

4.1	Specimen Common Share Certificate	i

4.2	Certificate of Incorporation of BEI Technologies, Inc.	i

4.3	Bylaws of BEI Technologies, Inc.	i

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock	i

Exhibit Numbers	Description	Footnote

4.5	Form of Rights Certificate	i

10.1*	Registrant’s 1997 Equity Incentive Plan and forms of related agreements	i

10.2*	Executive Change in Control Benefits Agreement between BEI Technologies, Inc. and Certain Named Executive Officers	i

10.5	Note Purchase Agreement dated November 16, 1998 by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company, and Allstate Life Insurance Company	ii

10.6	Amendment to Tax Allocation and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	ii

10.9	Development and Supply Agreement, dated April 26, 2001, by and between Systron Donner Inertial Division and Continental Teves AG & Co.	iv

10.10	Amendment to Note Purchase Agreement, as amended, as of March 30, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company, and Allstate Life Insurance Company	v

10.11	Credit Agreement dated August 14, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., and Union Bank of California	vi

10.12	Second amendment to Note Purchase Agreement and Waiver dated December 20, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company, and Allstate Life Insurance Company	vi

99.5	CEO Certification Pursuant to 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.6	CFO Certification Pursuant to 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(i)	Incorporated by reference. Previously filed as an exhibit to the Registrant’s Information Statement on Form 10 (File No. 0-22799) as filed on September 22, 1997.

(ii)	Incorporated by reference. Previously filed as an exhibit to the Form 10-K (File No. 0-22799) as filed on December 30, 1998.

(iii)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on February 13, 2001.

(iv)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on August 14, 2001.

(v)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on May 13, 2002.

(vi)	Incorporated by reference. Previously filed as an exhibit to the Form 10-K (File No. 000-22799) as filed on December 23, 2002.

*	Items which are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)	Reports on Form 8-K

During the quarter ended June 28, 2003, the Company filed a Report on Form 8-K on April 23, 2003 to announce its results of operations and financial condition for the three months ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2003.

BEI Technologies, Inc.

By:	/s/ Robert R. Corr

Robert R. Corr Treasurer, Controller and Secretary (Chief Accounting Officer)

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER

I, Charles Crocker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BEI Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated July 30, 2003

/s/ Charles Crocker

Charles Crocker Chief Executive Officer and Chairman of the Board of Directors

CERTIFICATION OF
CHIEF FINANCIAL OFFICER

I, John LaBoskey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BEI Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated July 30, 2003

/s/ John LaBoskey

John LaBoskey Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

99.5	CEO Certification Pursuant to 18 U.S.C 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.6	CFO Certification Pursuant to 18 U.S.C 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002