Form 10-K
period 2003-09-27
BEI TECHNOLOGIES INC
filed 2003-12-12
CIK 1041866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 27, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-22799

B E I    T E C H N O L O G I E S,    I N C.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3274498 (I.R.S. Employer Identification No.)

One Post Street, Suite 2500
San Francisco, California 94104

(Address of principal executive offices)

(415) 956-4477

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2003 was $105,532,000 (A). As of March 28, 2003, 14,542,068 shares of Registrant’s common stock were outstanding.

The number of shares outstanding of the Registrant’s common stock as of November 21, 2003 was 14,746,504.

(A) Based upon the closing sale price of the common stock on March 28, 2003 as reported on the NASDAQ National Market System. Excludes 3,480,020 shares of common stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of common stock outstanding on March 28, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Proxy Statement with respect to its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “intend,” “anticipate,” “believe,” “estimate” and “expect” and similar expressions as they relate to the Company are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, “Business” as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1. BUSINESS

Introduction

     The principal business and operations of BEI Technologies (“Technologies” or the “Company”) are conducted within one business segment and are carried out by operations which design, manufacture and sell electronic devices that provide vital sensory input and actuation for the control systems of advanced machinery and automation systems. Sensors designed and manufactured by Technologies, most of which are concerned with physical motion, provide information that is essential to logical, safe and efficient operation of sophisticated machinery. Technologies also develops and produces motors and actuators, which are the prime movers in high performance machinery.

     The Company’s long-term strategy is to provide, on a global basis, selected advanced intelligent motion control sensors, actuators and sensor-based subsystems utilizing proprietary technologies. Management believes that intelligent sensory input to machine control systems and computers will be increasingly crucial to the productive functioning of a modern economy. Accordingly, Technologies’ goal is to maintain, develop and acquire a diverse offering of advanced motion control sensor products, and manufacture and sell these with complementary products. The Company targets technology-based markets for subsystems and end products in which its traditional sensors, micromachined sensors, motors and actuators play an enabling role. The Company’s near term initiatives include: (a) increase global penetration of the quartz “yaw” sensor for the automotive industry (as described below); (b) leverage the advancements made to the GyroChip from automotive efforts into current opportunities for the aerospace and defense markets; (c) development and commercialization of other internally developed technologies that have broad industrial and commercial applications for motion control, rotation rate and position sensing; and (d) expand product lines through synergistic acquisitions and strategic relationships of complementary and value added technologies.

     A key feature of the Company’s strategy is to be recognized worldwide as the most capable source for the sensor and actuator categories targeted by the Company’s product lines. The Company’s traditional emphasis has been on producing highly engineered motion control components and assemblies. The Company believes it differentiates itself by offering: (a) superior technology to solve a customer problem (including innovative proprietary technology); (b) quality service; and (c) application engineering expertise in recommending and prescribing technical solutions for customers’ applications. The Company’s strategy is to provide technical solutions and customer service that, together with the products themselves, create value and give the customer confidence that the products have been expertly prescribed and applied. The Company’s products are not sold as commodities.

     By way of more specific examples, the Company’s engineers regularly address the following machine control requirements of customers:

     • Many automobiles now have computer-controlled stability enhancement systems to assist drivers in maintaining control of the vehicle in slippery conditions or evasive maneuvers. In some of these systems sensors instantly measure and report the presence of yaw and roll forces, which if excessive, could cause the vehicle to spin out, fishtail or roll over. The automation system relies on these sensors to compare the driver’s indicated direction with the actual result and can then take corrective action automatically. To this end the Company provides special GyroChip quartz sensors.

     • Commercial and military aircraft utilize many sensors to help control movements of the aircraft’s control surfaces as well as provide instrumentation readings to the pilot on the aircraft’s heading and position. The Company’s GyroChip sensors are engaged in sensing for yaw damping, back up attitude heading and reference instruments, and navigation instrumentation on many aircraft platforms.

     • Advanced control systems in tractors, trucks, automobiles and construction equipment need position data in order to control implements on tractors, adjust engine speed and control steering and other automated functions on all such equipment and vehicles. The Company’s potentiometers provide the necessary data for steering, throttle and seat position as well as for positioning tools on industrial or off-road equipment.

     • Semiconductor production equipment requires extremely fast yet accurate control of start-move-stop action on x-y-z positioners and tools. The Company’s magnetic actuators provide the energizing force for such tasks.

     • An automated assembly line must control positioning and movement of handling of materials with speed and precision. Factory automation customers typically use optical encoders to control the movement and position of products in various operations of the manufacturing process.

     • During normal operation, an elevator system needs to know exactly where each car is (Is the car between floors or not? Are the doors open or closed?). In both the foregoing examples, the Company’s encoders measure speed, exact location or door position.

     • An antenna on a moving ship needs to be actively stabilized so that the antenna will continuously point at a satellite or another ship’s pencil beam communication signal. For such an application, the Company can supply its proprietary GyroChip quartz rate sensor. It can also supply motor-encoders and actuators to drive the compensating action of such a system.

     • Various medical systems require compact, high reliability, airflow and pressure regulation. The Company provides motors for blower assemblies and/or magnetic actuators for fast acting pressure regulating valves.

     • A number of today’s heavy equipment vehicles used in off-road applications are utilizing drive-by-wire technologies. A number of the Company’s sensors are utilized to provide the input for steering and throttle functions of these vehicles.

Customers and Markets

     The foregoing examples illustrate a few of the thousands of machine control situations for which products of the Company are used. Customers who buy the Company’s products are makers and users of many different kinds of machinery and systems used in diverse markets and industries. Important market categories include transportation (including cars, trucks, mass transit, construction and farm equipment), factory automation, process control, health care and scientific equipment, military, aviation, space and telecommunications applications.

     The Company considers its large number of customers and the scope of existing and potential applications for its products to be a source of the Company’s existing business strength and an opportunity for continued long-term growth.

     The Company’s brands have been well established in North America for many years and were distributed during the past fiscal year through Technologies’ sales force to more than 6,700 different commercial customers, principally in the United States. These customers include both end users and original equipment manufacturers. The Company ships 90% of sales to commercial customers, with approximately 56% to the automotive market and 34% to other industrial markets. The value of individual orders from industrial customers is typically less than $100,000.

     Sales to the U.S. Government (or prime contractors who manage government funded projects) represented approximately 10% of the Company’s net sales in fiscal 2003, 9% in fiscal 2002 and 8% in fiscal 2001. One commercial customer, Continental Teves AG & Co. (“Continental Teves”) located in Germany, accounted for approximately 41%, 39% and 49% of net sales in fiscal year 2003, 2002 and 2001, respectively. In fiscal 2003, approximately 54% of the Company’s sales occurred in foreign markets with approximately 4% sold in foreign currency.

     The Company also seeks to use its proprietary sensor capabilities to create value-added subsystems or products. The goal is to make such high margin products, enabled by the Company’s proprietary technology, a growing part of the Company’s business. For example, the Company can provide position feedback inside a magnetic actuator creating a “smart” actuator.

Products and Proprietary Systems

     The Company’s main product groups may be categorized as follows;

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

     Position Sensors. Similar in basic function to encoders, position sensors are potentiometric or noncontacting technology devices that measure motion by analog (not digital) changes in electrical potential, magnetic field or inductive field. These changes may sometimes be subsequently translated into digital code. Position sensors are used as economical motion sensing devices for throttle, steering, suspension, and seat and mirror position controls in automobiles and in some heavy equipment, such as earth movers, construction equipment and farm machinery. They are also used to measure position in such applications as missile fin control, sawmill controls and numerous other types of industrial equipment and in oil well logging calipers.

     Traditional Accelerometers. Traditional accelerometers using mechanical technology (e.g., a moving mass suspended by a pivot and jewel mechanism) rely on the movement of complex machined metallic parts to measure linear and angular motion.

   Micromachined Sensors

     Rate Sensors. A rate sensor provides precise and reliable measurements of minute linear and angular motion for control, guidance and instrumentation. In general, these devices operate without need for direct linkage to the driving mechanisms. Such measurements are required for heading and attitude reference instruments and flight control needs in aircraft and missiles, stabilization of satellites, stabilization control of antennae on aircraft, ships and other moving platforms, navigation of aircraft and vehicles, and for intelligent vehicle stability, roll-over and navigation systems in the automotive industry. Technologies produces miniature, solid state quartz rate sensors based on innovative and proprietary chemical micromachining of a single element from crystalline quartz using photolithographic methods similar to those used in the manufacture of silicon semiconductor chips. The advantages of quartz rate sensors over traditional mechanical units are increased reliability, reduced size and lower production and life cycle costs. This family of rotation rate sensors is known as the GyroChip.

     The Company’s family of GyroChip quartz rate sensors, developed primarily to accommodate the need for reliable and high precision yet economical gyros, have found use in varied applications. The most frequent use of GyroChip units is as yaw sensors in stability control or spinout prevention systems for automobiles. GyroChip sensors provide performance suitable for commercial, military, aviation and space applications while offering ruggedness, lower cost, longer life, and smaller size than many other gyro technologies.

     Pressure Sensors. Pressure sensors measure absolute, gage or differential pressure from vacuum to 10,000 psi. Various sensing technologies are used, including silicon micromachined systems used for commercial and industrial markets. The Company provides standard products as well as application specific solutions to pressure measurement requirements.

     Micro-Electromechanical Systems (“MEMS”). MEMS are a new category of ultra small devices, usually micromachined from crystalline materials such as quartz or silicon. The GyroChip sensors and other quartz devices discussed above are examples of MEMS currently being sold by Technologies. Management expects the Company’s MEMS research and development programs to lead to new devices for sensing motion, pressure and other physical parameters.

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

   Engineered Subsystems

     Inertial Measurement Units (“IMU”) and Navigation Subsystems. These subsystems are a fundamental element of virtually all inertial navigation and position or attitude reporting systems. Even systems that rely on the Global Positioning Satellite (“GPS”) network frequently must have an IMU built in to ensure a back up in case the GPS signal is interrupted. Technologies has made new breakthroughs in size, reliability and cost for its proprietary IMU subsystems. BEI has integrated GPS, IMU, and software to market complete navigation subsystems.

     Scanner Assemblies. Scanner assemblies are an integral subsystem of the optics in military night vision systems that guide the infrared image to the focal plane sensor array. These subsystems consist of spinning or reciprocating mirrors, a motor and an encoder in a precision servo loop. The Company’s motion control know-how helps ensure that the scanner delivers jitter-free, well-resolved images.

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

Backlog

     Backlog for the Company at September 27, 2003 and at September 28, 2002 was approximately $111,912,000 and $72,639,000, respectively.

     The Company’s commercial operations typically ship standard products within 3 to 90 days after receipt of a purchase authorization. Management of the Company believes that its competitive position depends in part on minimizing the time that elapses between receipt and shipment of an order. Products that require special analysis, design or testing, such as those produced for customers in the aviation or space technology markets, are generally shipped from 6 to 18 months after receipt of the purchase authorization.

     In the case of U.S. Government contracts, backlog includes only the applicable portion of contracts that are fully funded by a procuring Government agency. All U.S. Government contracts and subcontracts are subject to termination by the U.S. Government at-will, traditionally with compensation for work completed and costs incurred.

     The Company’s backlog includes aggregate contract revenues remaining to be earned principally over the next twelve months for scheduled deliveries under existing contracts. Some contracts undertaken by Technologies extend beyond one year. Accordingly, portions of certain contracts are carried forward from one year to the next as part of backlog. All orders considered backlog for the Company as of September 27, 2003 are scheduled for shipment during fiscal 2004. There can be no assurance that all existing contract backlog will eventually result in revenue and, accordingly, the amount of backlog at any date is not necessarily a reliable indicator of future revenue or profitability trends.

Competition

     Competitors for various products offered by the Company are found among certain divisions or product lines of large,

diversified companies such as Bosch, Siemens AG, Denso Corporation, Danaher Corp., Northrop Grumman Corporation, BAE Systems, Panasonic, Rockwell Automation and Invensys. There are smaller or product-specific companies, some of whose products compete with those of the Company, including CTS Corp., Heidenhain, Silicon Sensing Systems, Servo Magnetics Corp., Bourns, Inc. and BI Technologies Corp.

     In its principal markets, the Company believes that competition is based primarily on design, performance, reliability, price, delivery, service and support. The Company believes that it competes favorably with respect to these factors.

Manufacturing

     The Company’s manufacturing operations provide a mix of standard and custom products designed to meet the specialized requirements of particular customers. The Company’s products, whether standard or custom, are normally manufactured in response to customers’ orders and are in general not held as finished goods. Most are assembled from parts or subassemblies that are proprietary to the Company. The Company relies on various sources for its raw material components. See “Business—Risk Factors—Dependence Upon Key Suppliers.”

     Specialized or proprietary equipment is often used to produce the Company’s products. For example, a code pattern generator designed by and proprietary to the Company is used to produce some shaft encoder parts. Specialized quartz micromachining equipment is used for the production of GyroChip units. High throughput automated or semi-automated equipment is used for the production of GyroChip assemblies, brushless motors and potentiometers. Some parts are fabricated under clean room conditions.

     The Company’s production of automotive yaw sensors required scaling-up its production to the quantities demanded by the automobile market. The Company is continuing to refine production engineering measures to support the fabrication, assembly, and testing of new sensors in the appropriate quantities. There can be no assurance that the Company will be able to produce the required quantities on time or in sufficient amounts to satisfy demand. Failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations. See “Business—Risk Factors—Manufacturing Experience Risk; Scale-Up Risk; Product Recall Risk.”

Research and Development

     The Company’s research and development focus has included improving performance and yields of existing products, with special emphasis on the quartz sensors used in high accuracy IMU’s and high volume yaw rate sensors for the automotive industry. Substantial effort has also been devoted to the development of efficient manufacturing methods necessary for competitive pricing of the Company’s products while maintaining the required quality for the automotive market. The Company has transitioned to the next generation quartz fork sensor which is smaller resulting in more forks per wafer and utilizes a new patented design. The Company also upgraded two Application Specific Integrated Circuit (“ASIC”) designs, continued research on fork design to upgrade performance for military applications and continued to upgrade accelerometer performance for military use.

     During the 2003 fiscal year, the Company continued development and commercialization of a new non-contacting angular position sensor referred to as NCAPS. The development was driven by the Company’s perception of market demand for a technology usable in high volume applications (e.g., steering sensors, medium resolution absolute angular position measurement sensors) that would overcome the limitations of contacting sensors as well as the limitations of currently available non-contacting sensors. The design and architecture of the NCAPS (essentially a digitally processed proprietary transceiver sensor unit), when combined with the Company’s existing manufacturing expertise, may lend itself to high volume production. The Company believes applications for this technology may cover a wide spectrum within the automotive and industrial market sectors. A customized ASIC for the NCAPS sensor is in first iteration, which the Company anticipates will provide the cost and performance required by the market.

     Management of the Company believes that its future success will depend in part on its ability to continue to enhance its existing products, and to develop and introduce new products that maintain technological leadership, meet a wider range of customer needs and achieve market acceptance. Accordingly, the Company’s internally funded research, development and related engineering expenditures were approximately $15.3 million, $15.4 million and $8.8 million in fiscal 2003, 2002 and 2001, respectively. In addition, customer-funded research and development expenditures charged to cost of sales were $0.5 million, $0.5 million and $0.2 million, respectively, for the same periods. Development of the Company’s portfolio of rate sensors, including the NCAPS, comprised most of the prior years’ customer-funded research and development expenditures.

     From time to time, the Company’s research and development efforts may result in the development of proprietary technology only tangentially related to the Company’s core business. During fiscal 2000, the Company undertook to distribute shares in a majority-owned subsidiary, OpticNet, Inc. (“OpticNet”), founded to exploit such derivative technology, to its stockholders. Certain proprietary technology related to and useful in the optical networking industry was contributed to OpticNet at such time. At the close of business on October 30, 2000, Technologies declared a distribution to its stockholders of approximately 42% of the outstanding securities of OpticNet. In the distribution, each holder of record of Technologies common stock as of the close of business on October 30, 2000 received one share of OpticNet common stock for every two shares of Technologies common stock held, and cash in lieu of any fractional shares of OpticNet common stock.

Employees

     As of September 27, 2003, Technologies had 1,018 employees, including 135 in research, development and engineering, 103 in administration, 58 in marketing and sales, and 722 in operations. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. The Company’s employees are not covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

Intellectual Property

     The Company relies primarily upon trade secrets and know-how to develop and maintain its competitive position. The Company and its subsidiaries currently hold 96 U.S. patents and 41 foreign patents with expiration dates ranging from January 2004 to October 2021. Because many of these patents relate to technology that is important to certain of the Company’s products, the Company considers these patents to be significant to its business. In addition, the Company has acquired various licenses for externally developed technology and incorporates this licensed technology in certain of its current products. The Company expects to incorporate similar licensed technology in future products.

     While management believes that the Company’s intellectual property rights are important, management also believes that because of the rapid pace of technological change in the industries in which the Company competes, factors such as innovative skills, technical expertise, development and utilization of customized ASIC’s, the ability to adapt quickly to technological change and evolving customer requirements, product support and customer relations are of equal competitive significance.

Environmental Matters

     The Company uses certain controlled or hazardous materials in its research and manufacturing operations and, as a result, is subject to federal, state and local regulations governing the storage, use and disposal of such materials. Management of the Company believes that it is currently in compliance with such laws and regulations, and that the cost of such compliance has not had a material effect on the Company’s capital expenditures, earnings or competitive position, and is not expected to have a material adverse effect in the foreseeable future.

Government Regulation

     The Company is subject to significant regulation by the U.S. Government with respect to a variety of matters affecting its business, including the matters set forth below and as discussed in the “Risk Factors—Government Regulation” and “Risk Factors—Contracting with the U.S. Government” below.

Facility Security Clearance

     The Company has several facility security clearances from the U.S. Government. During fiscal 2003 and 2002 the Company did not have any net sales derived from work requiring such clearance, but these sales are expected in future years. A portion of the Company’s net sales in fiscal 2001 was derived from work for which this clearance was required. Continuation of this clearance requires that the Company remain free from foreign ownership, control or influence (“FOCI”). In addition, the Company is required to comply with the regulations promulgated by the Defense Security Service (“DSS”) that relate, in large part, to the Company’s control of classified documents and other information. Management does not believe that there is presently any substantial risk of FOCI or DSS noncompliance that would cause any of its security clearances to be revoked.

Regulation of Foreign Sales

     The Company is subject to the Foreign Corrupt Practices Act, which prohibits payments or offers of payments to foreign officials for the purpose of influencing an act or decision by a foreign government, politician or political party in order to assist in obtaining, retaining or directing business to any person. In addition, certain of Technologies’ exports are subject to restrictions contained in the U.S. Department of State’s (the “State Department”) International Traffic in Arms Regulations and require export licenses in order to be sold abroad. Non-defense related foreign sales are generally governed by the Bureau of Export Administration of the U.S. Commerce Department, which also frequently requires export licenses. The Company’s net sales to foreign customers constituted approximately 54%, 50% and 56% of revenues for fiscal 2003, 2002 and 2001, respectively.

     In July 2003, the State Department contacted Technologies, its customers and other companies in the aviation industry concerning exports and re-exports of Technologies’ QRS11 GyroChip quartz rate sensors, which are controlled under the International Traffic in Arms Regulations. The QRS11 sensors are used in military and commercial aircraft, among other applications. Noncompliance with the International Traffic in Arms Regulations could subject Technologies, its customers and other companies in the aviation industry to criminal, civil and administrative sanctions. Delays associated with obtaining export licenses and other approvals, and the inability to obtain export licenses and other approvals in some cases, could subject Technologies, its customers and other companies in the aviation industry to financial losses. Technologies’ annual revenues could decline by approximately 2% if commercial aircraft manufacturers elect to use an alternative to the QRS11. In addition, Technologies could be subject to claims from its customers and other companies in the aviation industry. Technologies cannot at this time ascertain the likelihood of any lost revenues or administrative or civil sanctions from the State Department’s actions, but there can be no assurance that any such loss in revenues or administrative or civil sanctions would not have a material adverse effect on the Company’s business, financial condition and results of operations.

Available Information

     The Company files with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished. These reports may be accessed at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about us. The SEC’s Internet address is http://www.sec.gov.

     The Company’s Internet address is http://www.bei-tech.com. The Company makes available, free of charge through its Internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

     The Company has adopted a code of ethics that applies to all officers, directors and employees regarding their obligations in the conduct of Company affairs. This code of ethics is available free of charge upon written request to BEI Technologies, Inc., One Post Street, Suite 2500, San Francisco, California, 94104, Attention: Secretary.

RISK FACTORS

     Stockholders or investors considering the purchase of shares of the Company’s common stock should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial could also impair the Company’s business operations.

Competition

     The principal competitive factors affecting the market for the Company’s products include product functionality, performance, quality, reliability, price, compatibility and conformance with industry standards, and changing customer systems requiring product customization. Several of the Company’s existing and potential competitors, including those noted above under “Business – Competition,” have substantially greater financial, engineering, manufacturing and marketing resources than does the Company. Further, the technologies offered by the Company may compete for customer acceptance with technologies offered by other manufacturers, such as resolvers, inductosyns, magnetic encoders, laser gyros, fiber optic gyros and silicon gyros. There can be no assurance that other companies will not develop more sophisticated, more cost-effective or otherwise superior products which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Rapid Technological Change; Research and Development Efforts

     The market for the Company’s products is affected by rapidly changing technology and evolving industry standards and the emergence of new technologies and protocols. The Company believes that its future success will depend upon its ability to enhance its existing products and to further develop and introduce new products that meet a wide range of evolving customer needs and can achieve market acceptance. There can be no assurance that the Company will be successful in these efforts. The Company has incurred, and the Company expects to continue to incur, substantial expenses associated with the introduction and promotion of new products. There can be no assurance that the expenses incurred will not exceed research and development cost estimates or that new products will achieve market acceptance and generate sales sufficient to offset development costs. In order to develop new products successfully, the Company is dependent upon key management and technical personnel who continuously contribute ideas to develop new products and enhancements of the Company’s existing products. There can be no assurance that products or technologies developed by others will not render the Company’s products non-competitive or obsolete.

Risks from Manufacturing and Design Defects; Ability to Meet Customers’ Performance Criteria

     The Company has experienced manufacturing quality problems in the past and could experience similar problems in the future. Certain of the Company’s products are designed for use in critical safety and mission critical systems. During the Company’s continuing efforts to increase manufacturing and production capabilities to meet market demand, high quality standards for the Company’s products must be maintained, or risk customer dissatisfaction, damage to the Company’s reputation, or significant liability claims if the Company’s products contain undetected errors or inaccuracies. The Company attempts to contractually limit exposure to liability claims by customers, but this may be insufficient in the face of very large claims and does not preclude all potential claims. As a result, product recalls or significant liability claims, whether or not successful, could harm the Company’s reputation and business.

Manufacturing Experience Risk; Continued Scale-Up Risk; Product Recall Risk

     Technologies is continuing the process of adding production capacity for its automotive yaw rate sensors to respond to the expected future demand for quantities required by the automobile market. The Company has relatively recent experience in large-scale manufacturing having produced 1.2 million automotive quartz rate sensors and 1.8 million automotive quartz rate sensors in fiscal 2002 and 2001, respectively. In fiscal 2003, the Company manufactured approximately 2.0 million units of its automotive quartz rate sensor in its Concord, California facility, which supplied sensors to approximately 6% of new automobiles sold in the North American and European markets in fiscal 2003. In years prior to fiscal 2001, the Company encountered difficulties in scaling up production of the GyroChip sensors, including problems involving production yields, component supplies and shortages of qualified personnel. Although many of these issues were resolved in fiscal 2001, management expects a continued ramp up beyond fiscal 2003. A failure by the Company to manufacture and deliver products in a timely fashion could harm the Company’s reputation and cause the loss of potential future sales and the Company could be liable for penalties to customers in the event of contract breach for delivery failures. These types of manufacturing delays can occur for various reasons, including a lack of manufacturing capacity, the failure of a supplier to provide components in a timely fashion or with acceptable quality, or an inability by the Company to attract and retain qualified manufacturing personnel. There can be no assurance that future manufacturing difficulties or product recalls, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations, will not occur.

Manufacturing Processes and Equipment

     The Company manufactures certain products such as quartz rate sensors, potentiometers and some shaft encoders using extremely complex proprietary processes and equipment. The fabrication of these products requires manufacturing efforts to occur in a highly controlled and ultra-clean environment, and accordingly these products are extremely sensitive to changes in manufacturing conditions. The Company is largely dependent on its Concord, California facility to meet the volume of manufacturing required by the automotive market. In the event of a production disruption, the possibility exists that equipment could be damaged or that process disciplines and controls could be temporarily lost, which would cause the Company to experience problems achieving acceptable manufacturing rates and yields. Such a disruption of production could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence Upon Key Personnel

     The Company depends, to a significant degree, on the continued contribution of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company’s success also depends on its ability to attract and retain additional highly qualified management and technical personnel. Skilled technical personnel in the Company’s industry are typically in short supply. As a result, competition for these people is intense and they are often subject to offers from competing employers, particularly in northern California where certain of the Company’s facilities are located and there is a high concentration of technology companies. There can be no assurance that the Company will be able to retain its key employees, or that it will be able to attract or retain additional skilled personnel as needed. The Company does not currently maintain key person insurance on any employee. See “Business–Employees” and “Business–Directors and Executive Officers of the Company.”

Dependence Upon Key Suppliers

     Although the majority of the components used in Company products are available from multiple sources, several components are built or provided to the Company’s specifications. Such components include quartz, supplied by Sawyer Research Products, Inc.; Control Area Network (“CAN”) Bus and microprocessor chip sets, supplied by Texas Instruments; housings, supplied by C&H Casting and ZSNP, a.s.; gold pellets, supplied by Vacuum Engineering & Material Co., Inc.; PWB/case assemblies, supplied by Kimball Electronics Group; injection molding, supplied by L. W. Reinhold, Inc.; substrates, supplied by Aurora Circuits, LLC; two types of ASIC’s, supplied by National Semiconductor Corporation, Flextronics Semiconductor, Inc. and American Megatrends, Inc.; and two types of LED’s, supplied by Optek Technology, Inc. and Opto Diode Corp. The Company currently relies on single or a limited number of suppliers for these components. Any increase in the cost of the components used in the Company’s products could make the Company’s products less competitive and lower the Company’s gross margin. Additionally, the Company’s single source suppliers could enter into exclusive agreements with or be acquired by one of the Company’s competitors, increase their prices, refuse to sell their products to the Company, discontinue products or go out of business. To the extent acceptable alternative suppliers are available to the Company, identifying them and entering into arrangements with them is difficult and time consuming requiring validation of quality standards. Additionally, consolidations among the Company’s suppliers could result in other sole source suppliers. There can be no assurance that there will not be a significant disruption in the supply of such components in the future, or in the event of such disruption, that the Company will be able to locate alternative suppliers of the components with the same quality at an acceptable price. An interruption in the supply of components used in the manufacture of the Company’s products, particularly as the Company scales up its manufacturing activities in support of commercial sales, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence Upon Key Customers

     Approximately 41% of the net sales of the Company in fiscal 2003 were to Continental Teves for the automotive quartz rate sensor product used in advanced vehicle stability control systems. Continental Teves integrates the Company’s sensor product into independently developed products and markets the integrated systems to various customers in the automobile industry. This concentration of sales is expected to expand in fiscal 2004 and beyond. The Company is currently transitioning to its next generation of automotive inertial quartz based sensor products, remotely mounted multi-sensor clusters with CAN Bus and a multi rate sensor package suitable for incorporation into electronic systems modules. The Company expects to continue to increase production of the GyroChip sensors (see “Business—Risk Factors—Manufacturing Experience Risk; Scale-Up Risk; Product Recall Risk”) to meet the requirements of its contracts with Continental Teves in fiscal 2004 and beyond. In addition, the Company is in discussion with Continental Teves and other automotive customers that could lead to extensions of existing contracts and to new contracts. There can be no assurance that the Company will be able to retain or extend its contracts with Continental Teves or other automotive customers, or obtain new contracts on favorable terms, or that the product will continue to achieve continuing growth beyond the end of the current contracts, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Government Regulation

     Certain aspects of the industry in which the Company’s products are sold are regulated both in the United States and in foreign countries. Imposition of public carrier tariffs, foreign taxation and the necessity of incurring substantial costs and the expenditure of managerial resources to obtain regulatory approvals, particularly in foreign countries where safety standards differ from those in the United States, or the inability to obtain regulatory approvals within a reasonable period of time, could have a material, adverse effect on the Company’s business, operating results and financial condition. The Company’s products must comply with a variety of equipment, interface and installation standards promulgated by regulatory authorities in different countries. Changes in government policies, regulations and interface standards could require the redesign of products and result in product shipment delays which could have a material, adverse impact on the Company’s business, operating results and financial condition.

     Certain of the Company’s exports, such as its GyroChip quartz rate sensors, are subject to restrictions contained in the State Department’s International Traffic in Arms Regulations and require export licenses in order to be sold abroad. Non-defense related foreign sales are generally governed by the Bureau of Export Administration of the U.S. Commerce Department, which also frequently requires export licenses. We can give no assurance that we will be successful in obtaining these necessary licenses in order to conduct business abroad.

     In July 2003, the State Department contacted Technologies, its customers and other companies in the aviation industry concerning exports and re-exports of Technologies’ QRS11 GyroChip quartz rate sensors, which are controlled under the International Traffic in Arms Regulations. The QRS11 sensors are used in military and commercial aircraft, among other applications. Noncompliance with the International Traffic in Arms Regulations could subject Technologies, its customers and other companies in the aviation industry to criminal, civil and administrative sanctions. Delays associated with obtaining export licenses and other approvals, and the inability to obtain export licenses and other approvals in some cases, could subject Technologies, its customers and other companies in the aviation industry to financial losses. Technologies’ annual revenues could decline by approximately 2% if commercial aircraft manufacturers elect to use an alternative to the QRS11. In addition, Technologies could be subject to claims from its customers and other companies in the aviation industry. Technologies cannot at this time ascertain the likelihood of any lost revenues or administrative or civil sanctions from the State Department’s actions, but there can be no assurance that any such loss in revenues or administrative or civil sanctions would not have a material adverse effect on the Company’s business, financial condition and results of operations.

Contracting with the U.S. Government

     Approximately 10%, 9% and 8% of the net sales of Technologies in fiscal 2003, 2002 and 2001, respectively, were derived from contracts with the U.S. Government or under subcontract to other prime contractors to the U.S. Government. Because a significant portion of Technologies’ business is derived from contracts with the Department of Defense or other agencies of the U.S. Government, the Company’s business is sensitive to changes in U.S. Government spending policies that can have significant variations from year to year. At various times, the Company’s results have been adversely affected by contract cutbacks and there can be no assurance that the Company’s results of operations will not in the future be materially and adversely affected by changes in U.S. Government procurement policies or reductions in U.S. Government expenditures for products furnished by the Company.

     Under applicable regulations, various audit agencies of the U.S. Government conduct regular audits of contractors’ compliance with a variety of U.S. Government regulations. The U.S. Government also has the right to review retroactively the cost records under most U.S. Government contracts. Contract prices may be adjusted in the event the U.S. Government determines that the Company submitted incomplete, inaccurate or obsolete cost or pricing data. Government contracts and subcontracts generally provide for either a fixed price, negotiated fixed price or cost-plus-fixed-fee basis for remuneration. The majority of the Company’s contracts with the U.S. Government are competitive fixed price or negotiated fixed price contracts, although cost-plus-fixed-fee contracts provided approximately 2.4% of the Company’s net sales in fiscal 2003. For fixed price contracts, the Company bears the risk of cost overruns and derives the benefits from cost savings. As a result, greater risks are involved under fixed price contracts than under cost-plus contracts because failure to anticipate technical problems, estimate costs accurately or control costs during contract performance may reduce or eliminate the contemplated profit or may result in a loss.

     All U.S. Government contracts contain termination clauses that allow the contract to be terminated either for contractor default or for the convenience of the U.S. Government. In the event of termination for the convenience of the Government, the clause typically provides that the contractor will receive payment for work-in-progress, including profit. To date, termination of Technologies’ contracts by the U.S. Government has not had any significant effect on the Company’s financial results. However, no assurance can be given that such terminations will not have a materially adverse effect on the Company’s results of operations in the future.

     Portions of the Company’s government business are sometimes classified. As a result, the Company may be prohibited from disclosing the substance or status of such business.

Dependence on Proprietary Intellectual Property

     Success for the Company depends, in part, on the Company’s ability to protect its intellectual property. The Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its proprietary technologies and processes. Nevertheless, such measures may not be adequate to safeguard the proprietary technology underlying its products. In addition, the Company’s existing and future patents could be challenged, invalidated or circumvented, and any right granted thereunder may not provide meaningful protection to the Company. The failure of any patents to provide protection to the Company’s technology might make it easier for competitors to offer similar products and use similar manufacturing techniques. Despite precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s products or technology without authorization, develop similar technology independently or design around those patents issued to the Company. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. The Company may not be able to obtain any meaningful intellectual property protection in such countries and territories. Additionally, the Company may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. Further, at the request of customers, the Company occasionally incorporates a customer’s intellectual property into designs, in which case the Company will have obligations with respect to the non-use and non-disclosure of that intellectual property. However, the steps taken by the Company to prevent misappropriation or infringement of Company intellectual property or that of customers may not be successful. Moreover, costly and time intensive litigation could be necessary to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets or to determine the validity and scope of proprietary rights of others, including customers.

     The industries in which the Company operates can be characterized by their vigorous protection and pursuit of intellectual property rights. In this regard, the invalidity of the Company’s patents could be asserted and claims made against the Company. Furthermore, in a patent or trade secret action, the Company could be required to withdraw certain products from the market or redesign products offered for sale or under development. The Company has also entered into certain indemnification obligations in favor of customers and strategic partners that could be triggered upon an allegation or finding of infringement of other parties’ proprietary rights. Irrespective of the validity or successful assertion of such claims, the Company would likely incur significant costs and diversion of resources with respect to the defense of such claims. To address any potential claims or actions asserted in opposition, the Company may seek to obtain a license under a third party’s intellectual property rights. Under such circumstances, a license may not be available on commercially reasonable terms, if at all.

International Sales

     Sales to customers located outside the United States accounted for approximately 54%, 50% and 56% of the Company’s net sales in fiscal 2003, 2002 and 2001, respectively. Most of these sales were to Continental Teves, located in Germany. The Company expects that international sales will continue to represent a significant portion of the Company’s product revenues and that the Company will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and complying with a wide variety of foreign laws. Although the Company has not previously experienced significant difficulties under foreign law in exporting its products, there can be no assurance that the Company will not experience such difficulties in the future. In addition, because the Company primarily invoices its foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for the Company’s products by causing its prices to be out of line with products priced in the local currency. Such difficulties could have a material adverse effect on the Company’s international sales and a resulting material adverse effect on the Company’s business, operating results and financial condition.

Financial Risk Covered by Insurance or Uninsured

     It is the policy of the Company to insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, workers’ compensation, comprehensive general liability and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although the Company believes that its insurance coverage is reasonable, significant events such as judicial decisions, legislation, economic conditions and large losses could materially affect the Company’s insurance obligations and future expense.

Possible Volatility of the Company’s Common Stock Price

     The price of the Company’s common stock has fluctuated widely in the past. Sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Company’s common stock. The management of the Company believes that such past fluctuations may have been caused by the factors identified above as well as announcements of new products, quarterly fluctuations in the results of operations and other factors, including recent volatility in stock prices for technology focused companies as a whole. These factors, as well as general economic, political, market and other factors unrelated to operating performance may adversely affect the market price of the Company’s common stock. The Company anticipates that the price for Technologies common stock may continue to be volatile for the same reasons. Future stock price volatility for Technologies common stock could provoke the initiation of securities litigation, which may divert substantial management resources and have a material adverse effect on the Company’s business, operating results and financial condition.

Voting Control by Officers, Directors and Affiliates

     At September 27, 2003, the Company’s officers and directors and their affiliates beneficially owned approximately 24% of the outstanding shares of the Company’s common stock. Accordingly, together they have the ability to significantly influence the election of the Company’s directors and other corporate actions requiring stockholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

Certain Charter Provisions

     The Company’s Board of Directors has authority to issue up to 2,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of the Company’s common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such preferred stock may have other rights, including economic rights, senior to the common stock, and as a result, the issuance thereof could have a material adverse effect on the market value of the Company’s common stock.

Risk of Extended Economic Downturn

     The United States has been experiencing a general economic downturn, particularly in the manufacturing sector. Although economic conditions may have leveled off, the Company has yet to see significant improvement in economic conditions and cannot predict when improvements might occur. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the current downturn in the economy remains for an extended period, Technologies will suffer from the lack of opportunities to grow sales as customers will continue to limit their spending. Specifically, the recent downturn and continuing lack of growth in the economy has resulted and may continue to result in diminished factory utilization and decreased consumer demand in the automobile, aviation, aerospace and factory automation markets, resulting in lower demand for Technologies’ products. Moreover, the continuing adverse impact of the downturn on the capital markets could impair Technologies ability to raise capital as needed and impede the Company’s ability to expand.

     In addition, this economic downturn has been exacerbated by the terrorist attacks in New York and Washington, D.C., which disrupted commercial activities in the United States and internationally. The long-term impact of the terrorist attacks on the economy as a whole, and specifically to the automotive industry, government programs, and other industries to which Technologies sells, is not known at this time. Any future terrorist attacks or outbreaks, or escalation of hostilities arising out of any attacks, or concerns that attacks or hostilities may occur, could adversely affect the United States economy in general, including the capital markets, which in turn could adversely impact the worldwide economy and prolong or intensify the current downturn.

International Conflicts May Further Adversely Affect Our Business

     International conflicts such as the war in Iraq and the political turmoil in the Middle East cause significant uncertainty with respect to U.S. and other business and financial markets and adversely affect our business. Although our military and aerospace business may experience greater demand for products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts have adversely affected our business in the past, and may further adversely affect our business.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company and their ages as of December 1, 2003 are as follows:

Name	Age	Position

Charles Crocker	64	Chief Executive Officer and Chairman of the Board of Directors
Dr. Asad Madni	56	President, Chief Operating Officer and Director
John LaBoskey	50	Senior Vice President and Chief Financial Officer
Robert R. Corr	57	Vice President, Treasurer, Controller and Secretary
Gerald D. Brasuell	55	Vice President and General Manager, BEI Systron Donner Automotive Division
David Pike	50	Senior Vice President Divisional Administration and Human Resources
Richard M. Brooks (1)(2)	75	Director
George S. Brown (2)	82	Director
C. Joseph Giroir, Jr. (1)(2)	64	Director
Dr. William G. Howard, Jr. (1)	62	Director
J. Lavon Morton (1)	53	Director
Gary D. Wrench	70	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

Directors

     Mr. Brooks began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from BEI Electronics, Inc. (“Electronics”) in September 1997. From 1987 until his resignation as a result of the Distribution, he served as a director of Electronics. He is currently an independent financial consultant, and also serves as a director of Granite Construction, Inc. and U.S. AgBank, FCB, a private company. Mr. Brooks holds a B.S. from Yale University and a M.B.A. from the University of California, Berkeley.

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

     Mr. Crocker began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a founder of Electronics and was named Chairman of the Board of Directors of Electronics in October 1974. He continued to serve as a Director of BEI Medical Systems, Inc. (formerly Electronics prior to September 1997) until the sale of BEI Medical Systems, Inc. in June 2002. Mr. Crocker has served as Chairman of the Board of Directors of Technologies since October 1997. Mr. Crocker assumed the positions of President (in which position he served until May 2000) and Chief Executive Officer of Technologies, effective October 1, 1997, after resigning as President and CEO of Electronics as a result of the Distribution. Mr. Crocker served as President of Crocker Capital Corporation, a Small Business Investment Company, from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of Franklin Resources, Inc. and its subsidiary Fiduciary Trust International, Pope & Talbot, Inc. and Teledyne Technologies, Inc. Mr. Crocker also serves as director of OpticNet, Inc., a minority owned subsidiary of the Company. Mr. Crocker holds a B.S. from Stanford University and a M.B.A. from the University of California, Berkeley.

     Mr. Giroir began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a director of Electronics from 1978 until his resignation as a result of the Distribution. He served as the Secretary of Electronics from 1974 to early 1995. Mr. Giroir is the sole member of the law firm Giroir, PLLC. Mr. Giroir is also Chairman of the Board of Two JJ Ranch, LLC. Mr. Giroir holds a B.A. and a L.L.B. from the University of Arkansas and a L.L.M. from Georgetown University.

     Dr. Howard began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. He was a director of Electronics from December 1992 until his resignation as a result of the Distribution. He is currently an independent consulting engineer in microelectronics and technology-based business planning. From 1987 to 1990, Dr. Howard served as Senior Fellow of the National Academy of Engineering and, prior to that time, held various technical and management positions with Motorola, Inc., most recently as Senior Vice President and Director of Research and Development. He currently serves as director of RAMTRON International Corp., Credence Systems, Inc., Thunderbird Technologies, Inc., Xilinx, Inc., and Innovative Micro Technology, Inc. Dr. Howard holds a B.S.E.E. and a M.S. from Cornell University and a Ph.D. in electrical engineering and computer sciences from the University of California, Berkeley.

     Dr. Madni was appointed President and Chief Operating Officer of the Company in May 2000. He began serving as a Director and as a Vice President of the Company in June 1997 prior to the Distribution and resulting spin-off of the Company from Electronics in September 1997. Dr. Madni was appointed President of BEI Sensors & Systems Company, Inc. in October 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors & Controls Group, of which Dr. Madni had been President since October 1992. Prior to joining Electronics in 1992, he served over 17 years in various senior level technical and executive positions with Systron Donner Corporation, a manufacturer of avionics and aerospace sensors and subsystems. He was most recently Chairman, President and CEO of Systron Donner Corporation, a subsidiary of Thorn/EMI. Dr. Madni’s degrees include a B.S. and M.S. in Engineering from the University of California, Los Angeles, and a Ph.D. in Engineering from California Coast University. He is also a graduate of the Engineering Management Program from the California Institute of Technology, the AEA/Stanford Executive Institute from Stanford University, and the Program for Senior Executives from the Massachusetts Institute of Technology, Sloan School of Management. He is a Chartered Engineer and Fellow of the Institute of Electrical and Electronics Engineers, the Institution of Electrical Engineers, the Institute for the Advancement of Engineering, the New York Academy of Sciences, the American Association for the Advancement of Science, and the International Biographical Association.

     Mr. Morton began serving as a Director in January 2003. He is Vice President Tax and Chief Internal Auditor for Arkansas Best Corporation, a transportation company. Mr. Morton has been responsible for the Audit and Tax Departments of that company since January 1, 2000. From 1997 to 1999, Mr. Morton was Vice-President Financial Reporting of Arkansas Best Corporation. His responsibilities in that position included financial statements contained in annual and quarterly SEC filings. From 1984 to 1996, Mr. Morton served as a Partner in Ernst & Young LLP or its predecessors. During that time, Mr. Morton served as engagement partner on a number of SEC registrants, including manufacturing companies. Mr. Morton served as engagement partner on the audit of Electronics from 1984 to 1990 and from 1994 to 1996. Mr. Morton received a B.B.A. from the University of Central Arkansas in 1972 and his CPA in 1974 from the State of Arkansas.

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

Staggered Board of Directors

     The Company has a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class I directors to expire at the 2004 annual meeting of stockholders, the term of office of the Class II directors to expire at the 2005 annual meeting of stockholders and the term of office of the Class III directors to expire at the 2006 annual meeting of stockholders. Class I consists of Mr. Brown, Mr. Crocker and Mr. Morton; Class II consists of Mr. Giroir, Dr. Madni and Mr. Wrench; and Class III consists of Mr. Brooks and Dr. Howard. Directors elected to succeed those directors whose terms expire will be elected to a three-year term of office. All directors hold office until the next annual meetings of stockholders at which their terms expire and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships between any of the officers and directors.

Executive Officers

     In addition to Mr. Crocker and Dr. Madni, whose positions with Technologies, experience and educational background are described under Directors above, the following persons are also Executive Officers of Technologies:

     Mr. Brasuell is Vice President and General Manager of the Systron Donner Automotive Division of BEI Technologies (formerly part of Systron Donner Inertial Division). Mr. Brasuell was appointed to this position in December 2002. Mr. Brasuell held a Corporate Development position from June 2002 until December 2002. Mr. Brasuell served as General Manager of the Systron Donner Inertial Division from October 1995 to February 2002. From 1985 until 1995 Mr. Brasuell held executive staff level positions at Systron Donner Inertial Division in Program Management and Contracts Administration, Advanced Product Development and Manufacturing. Between 1976 and 1985 Mr. Brasuell held various technical and management positions at Systron Donner Inertial Division.

     Mr. Corr was named a Vice President of Technologies in March 2000. He has served as Treasurer, Controller and Secretary of Technologies since September 1997 and held these same positions with Electronics prior to the Distribution in September 1997. Mr. Corr resigned from his positions with Electronics immediately prior to the Distribution. Mr. Corr served as Secretary of Electronics from February 1995, served as Controller from November 1989 and served as Treasurer from November 1987 until his resignation immediately prior to the Distribution. From 1978 to 1987, he was employed by AMPEX Corporation, an electronics and magnetic media company, in various financial positions. From 1975 to 1978, he was an auditor with Arthur Andersen LLP. Mr. Corr received a B.B.A. from Loyola University in 1968 and his CPA in 1978 from the State of California.

     Mr. LaBoskey began serving as Senior Vice President and Chief Financial Officer of the Company, in May 2000. He was appointed Vice President and Chief Financial Officer of BEI Sensors & Systems Company Inc., in October 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors & Controls Group, of which Mr. LaBoskey had served as Vice President and Controller since 1992. Prior to joining Electronics in 1992, he served for 7 years as Controller for Systron Donner Corporation, Microwave Division, a manufacturer of avionics and aerospace sensors and subsystems. Mr. LaBoskey’s degrees include a Bachelor of Arts from the University of California, Irvine, and a Masters in Business Administration from the University of Colorado. He is also a graduate of the Executive Program from the University of California, Los Angeles, Anderson School of Management. He is a Certified Management Accountant (CMA) through the Institute of Management Accountants (IMA), and Certified in Production and Inventory Management (CPIM) through the American Production and Inventory Control Society (APICS).

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

ITEM 2. PROPERTIES

     The Company’s principal executive offices are located in leased office space in San Francisco, California under a lease that expires in 2006. The Company owns or operates eight other facilities that relate to the business and maintains office space in various locations throughout the United States and in Europe for sales and technical support. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. Management believes that its existing owned or leased facilities are adequate to meet the Company’s needs for the foreseeable future.

     The Company has identified a property as excess space. See Note 14 to the consolidated financial statements.

     In addition to its executive offices, the Company’s principal facilities are as follows:

Location	Description of Facility

Maumelle, Arkansas	Owns approximately 54,000 square foot manufacturing, engineering, administrative and research and development facility.

Concord, California	Owns approximately 101,000 square foot manufacturing, engineering and administrative facilities.

Sylmar, California	Leases approximately 74,000 square foot facility of which approximately 6,000 square feet is used for engineering and administrative facility; the remainder is subleased to third parties.

Tustin, California	Leases approximately 80,000 square foot manufacturing, engineering and administrative facility.

San Marcos, California	Leases approximately 24,000 square foot manufacturing, engineering and administrative facilities.

Goleta, California	Owns approximately 25,000 square foot manufacturing, engineering and administrative facility.

Hayward, California	Leases approximately 15,000 square foot manufacturing, research and development facility.

Strasbourg, France	Leases approximately 19,000 square foot manufacturing, engineering and administrative facility.

ITEM 3. LEGAL PROCEEDINGS

     During fiscal 2002, BEI Defense Systems Company, a subsidiary of the Company with discontinued operations (“Defense Systems”), was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney’s fees, of approximately $0.7 million against the Company. Technologies is in the process of contesting the award and has filed an appeal of the judgment. Due to the uncertainty of success in the appeal, the Company reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002.

     The Company believes that Defense Systems suffered substantial monetary damages due to actions of the U.S. Government in connection with the parties’ H70 contract in effect during the 1992-1996 timeframe. As a result, Defense Systems filed a substantial claim against the U.S. Government in 1996. During fiscal 2002, an Administrative Judge at the Armed Services Board of Contract Appeals ruled that Defense Systems was entitled to an “equitable reformation” of the prices on certain rockets and motors in the H70 contract. Effective December 2002, the parties’ finalized mediation that resulted in a settlement, net of expenses, of $5.4 million paid to Technologies. This amount was recorded in other income for the quarter ended December 28, 2002.

     During fiscal 2002, the Company initiated litigation against a competitor alleging patent infringement of certain quartz technologies. Effective September 2003, the parties finalized mediation that resulted in a cash settlement, net of expenses, of $7.6 million. This settlement includes legal expense recovery which is recorded as an offset to selling, general and administrative expense in the fiscal quarter ended September 27, 2003. This legal expense recovery amounted to approximately $3.5 million, of which $2.7 million and $0.8 million were incurred in fiscal 2003 and 2002, respectively. An additional $2.1 million was recorded in other income, net of other direct costs associated with the settlement, in the quarter ended September 27, 2003. Additional favorable impacts of approximately $1.0 million and $1.1 million will be recognized in other income during fiscal years 2004 and 2005, respectively.

     The Company has other various pending legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements as material, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock commenced regular way trading on the NASDAQ National Market System under the symbol “BEIQ” on October 8, 1997. Set forth below are the high and low closing sale prices on the National Market System for the periods indicated, adjusted for the one-for-one stock dividend paid November 21, 2000 to stockholders of record as of October 30, 2000. Such quotations do not reflect retail mark-ups, markdowns or commissions.

2003 Fiscal Year			Cash Dividend
(ended 9/27/03)	High	Low	Declared

Fourth Quarter	$16.68	$11.55	$0.01
Third Quarter	$12.34	$8.27	$0.01
Second Quarter	$12.15	$8.83	$0.01
First Quarter	$15.00	$9.16	$0.01

2002 Fiscal Year			Cash Dividend
(ended 9/28/02)	High	Low	Declared

Fourth Quarter	$13.30	$8.51	$0.01
Third Quarter	$22.08	$11.16	$0.01
Second Quarter	$22.54	$15.20	$0.01
First Quarter	$20.09	$14.00	$0.01

     As of November 24, 2003, there were approximately 3,600 holders of record of the Company’s common stock. The Board of Directors declared, and the Company paid, cash dividends per share of common stock noted above in fiscal 2003 and 2002. Payment of dividends is within the discretion of the Company’s Board of Directors, will be subject to periodic review and will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company from time to time. There are no restrictions on the Company’s ability to pay dividends provided the covenants set forth in its bank credit agreement and Senior Note Agreement are met (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 4 to the Consolidated Financial Statements). The covenants primarily concern certain operating ratios and minimum balances of tangible net worth.

     A regular quarterly dividend of $0.01 per share, and a special dividend of $0.01 per share, were declared November 5, 2003 to stockholders of record on November 20, 2003.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Equity Incentive Plan	527,646	$11.11	881,463
Equity compensation plans not approved by security holders:
	—	—	—
Total	527,646	$11.11	881,463

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements and their related Notes, and the other financial information included therein.

			Years Ended

	September 27,	September 28,	September 29,	September 30,	October 2,
	2003	2002	2001	2000	1999

		(amounts in thousands except per share amounts)
Statement of Operations Data:
Net sales	$213,674	$185,638	$238,985	$219,216	$159,403
Income (loss) from continuing operations (before extraordinary item)	5,565	(8,806)	11,717	9,607	5,339
Diluted income (loss) from continuing operations per share (before extraordinary item and discontinued operations)	0.39	(0.63)	0.81	0.65	0.37
Shares used in computing diluted income (loss) per share (before extraordinary item)	14,291	13,993	14,444[1]	14,807[1]	14,508[1]
Dividends per common share	0.04	0.04	0.075[1]	0.04[1]	0.04[1]
Balance Sheet Data:
Working capital	$37,783	$36,551	$43,764	$41,808	$37,937
Total assets	133,453	127,166	146,357	138,288	123,360
Long-term debt (excluding current portion)	17,494	22,500	29,556	36,614	36,705
Stockholders’ equity	58,641	52,359	60,320	49,096	45,843

1 Share numbers have been adjusted for the one-for-one stock dividend paid November 21, 2000 to stockholders of record as of October 30, 2000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and in the “Business—Risk Factors” section of this Report.

     See “Critical Accounting Policies and the Use of Estimates” for a description of the Company’s critical accounting policies.

     The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company’s Consolidated Statements of Operations.

	Years Ended

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	75.4	72.4	72.8

Gross profit	24.6	27.6	27.2
Operating expenses:
Selling, general and administrative expenses	14.7	16.6	14.7
Research, development and related expenses	7.2	8.3	3.7
Provision for excess capacity	0.6	5.5	0.0
Provision for uncollectables from a related party	0.0	1.7	0.0
Provision for product line move and other	0.0	1.2	0.0

Income (loss) from operations	2.1	(5.7)	8.8
Other income (expense)	2.7	(0.9)	0.2
Interest expense	(0.9)	(1.2)	(1.0)

Income (loss) before income taxes	3.9	(7.8)	8.0
Provision (benefit) for income taxes	1.4	(3.1)	3.1

Net income (loss)	2.5%	(4.7)%	4.9%

Net Sales

     During fiscal 2003 net sales for the Company increased 15.1% to $213.7 million from $185.6 million in fiscal 2002. The sales volume increase was primarily due to increased commercial sales to domestic and foreign automotive customers, and to a lesser extent government sales. Sales to the automotive industry, including sales of the Company’s GyroChip sensors, increased 25.8% to $119.2 million from $94.7 million in fiscal 2002 due to the launch of new platforms into the North American and European markets and an increase in quantities shipped and engineering development billings of $3.0 million to the Company’s largest customer. Sales to other industrial customers decreased $1.3 million to $72.7 million from $74.0 million during fiscal 2003 resulting primarily from continued weakness in factory automation. Government related sales increased $4.9 million in fiscal 2003 to $21.8 million from $16.9 million during fiscal 2002 primarily from increased military based sensor shipments.

     During fiscal 2002 net sales for the Company decreased 22.3% to $185.6 million from $239.0 million in fiscal 2001. The sales volume decrease was primarily due to lower commercial sales to domestic and foreign automotive customers due to competition supplying yaw rate sensors to the Company’s largest customer, lower automotive production levels for vehicles containing Electronic Stability Program (“ESP”) systems, lower product pricing and, to a lesser extent, reduced sales to industrial customers primarily due to the continuing soft economy. Sales to the automotive industry, including sales of the Company’s GyroChip sensors, decreased 31.7% to $94.7 million from $138.7 million in fiscal 2001. Sales to other industrial customers decreased $7.8 million to $74.0 million from $81.8 million during fiscal 2002 resulting primarily from reduced sales to the semiconductor capital equipment industry. Government related sales decreased $1.6 million in fiscal 2002 to $16.9 million from $18.5 million during fiscal 2001 primarily from shipment timing on contracts.

     The Company’s sales to international customers were approximately 54%, 50% and 56% of the Company’s net sales for fiscal

2003, 2002 and 2001, respectively. The increase in international sales in fiscal 2003 is attributable to the launch of new automotive platforms with stability control systems and an increase in quantities shipped for older platforms. The decrease in international sales in fiscal 2002 was attributable to competitors supplying yaw rate sensors to the Company’s largest customer. The vast majority of sales to non-U.S. customers are denominated in U.S. Dollars.

Cost of Sales and Gross Profit

     In fiscal 2003, cost of sales as a percentage of net sales increased 3.0 percentage points due to a higher automotive product mix with lower associated margins, higher overhead spending associated with GyroChip capacity expansion not yet fully absorbed, additional inventory reserves at the Company’s facilities, the impact of low yields associated with model launches and scrap issues with two automotive vendors. There may be additional margin rate variability in future years due to the introduction of new products, changes in product pricing, negotiation of development revenues and changes in manufacturing processes, volumes and product life cycles. Management continues to undertake technological initiatives designed to increase manufacturing and production efficiencies and attempts to maintain close relationships with vendors and customers in an effort to reduce costs and increase margins.

     In fiscal 2002, cost of sales as a percentage of net sales decreased 0.4 percentage points due primarily to a lower proportion of automotive sales with higher than average cost of sales percentage offset to some degree by the impact of improved yields on the new automotive sensor cluster product.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses in fiscal 2003 increased $0.5 million from $30.9 million in fiscal 2002 to $31.4 million. Included in selling, general and administrative expense is the legal expense recovery of $3.5 million associated with the favorable settlement of the Company’s patent infringement litigation against a competitor. More than offsetting this recovery is increased spending primarily due to the legal costs associated with the patent infringement litigation settlement of $2.7 million and other spending of $1.3 million to support higher revenue. As a percentage of sales, selling, general and administrative expenses decreased 1.9 percentage points to 14.7% in fiscal 2003 from 16.6% in fiscal 2002 primarily due to increased sales revenue.

     Selling, general and administrative expenses in fiscal 2002 decreased $4.2 million from $35.1 million in fiscal 2001 to $30.9 million primarily due to management actions to reduce spending in light of sales decreases in fiscal 2002, which reduction was partially offset by an increase in the provision for allowance for doubtful accounts as compared to fiscal 2001. As a percentage of sales, selling, general and administrative expenses increased 1.9 percentage points to 16.6% in fiscal 2002 from 14.7% in fiscal 2001 primarily as a result of reduced sales.

Research, Development and Related Expenses

     Research and development expenses in fiscal 2003 decreased $0.1 million to $15.3 million from $15.4 million in fiscal 2002. Research and development expenditures have remained constant as management remains dedicated to the development of new and enhanced products, such as the next generation quartz automotive gyro sensor, NCAPS, and improvements to other existing product families.

     Research and development expenses in fiscal 2002 increased $6.6 million to $15.4 million from $8.8 million in fiscal 2001. The increase was due to management’s dedication to the development of new and enhanced products, such as the next generation quartz and silicon automotive gyro sensors, NCAPS and improvements to other existing product families.

     The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. Accordingly, the Company anticipates that expenses associated with such efforts will increase in absolute amount, but may fluctuate as a percentage of sales depending on the Company’s success in acquiring customers or, in some cases, U.S. Government contracts funding research and development efforts.

Related Party Expense and Financing

     In August 2003, the Company entered into a tender offer (the “Tender Offer”) to purchase the outstanding common shares of OpticNet at $0.04 per share. The board of directors of both companies approved the proposed transaction. If successful, the Tender Offer will enable the Company to purchase the 6.1 million outstanding common shares of OpticNet it does not already own at an aggregate cost of approximately $0.2 million. Upon completion, the Company intends to terminate the registration of

OpticNet’s common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company expects to benefit from cost reductions associated with OpticNet’s terminated operations and the absence of Exchange Act reporting requirements for OpticNet.

     Since inception, all capital for OpticNet (see “Business — Research and Development”) has been provided by the Company as debt or equity financing, as a result of OpticNet’s inability to gain outside financing from independent parties to date, in light of the severe downturn in the optical networking industry. OpticNet’s net loss for the three-month period from October 1, 2000 through December 30, 2000 of $176,000 is included in the consolidated results of the Company. Originally, the Company accounted for its investment in OpticNet under the equity method of accounting until March 31, 2002, when the Company deemed its investment impaired. The Company has recognized OpticNet’s entire net loss for the six months ended September 28, 2002 and fiscal year 2003. As of March 30, 2002, the Company fully reserved its initial $1.0 million investment in OpticNet.

     In October 2000, the Company agreed to provide OpticNet with a line of credit originally established for up to $2.0 million, amended in March 2002 for borrowings of up to $3.0 million. During the fiscal quarter ended June 29, 2002, the Company suspended the availability of advances to OpticNet under the line of credit, under which amounts outstanding at such time totaled approximately $2.7 million in principal amount. In the six months ending September 28, 2002, the Company provided an additional $1.8 million of financing to OpticNet, which was advanced with the intent to convert such cash advances into additional equity in OpticNet, upon terms to be decided. The $1.8 million advanced was expensed during the third and fourth quarters of fiscal 2002, reflecting OpticNet’s net loss for the six-month period from March 31, 2002 through September 28, 2002. Effective September 28, 2002, the Company and OpticNet had determined that OpticNet would authorize and issue to the Company a series of nonvoting preferred stock. In November 2002, OpticNet issued a total of 18,146,420 shares of nonvoting and nonconvertible Series B preferred stock to Technologies, in consideration of the $1.8 million advanced during the third and fourth quarters of fiscal 2002. See Note 11 for a further description of the relationship with OpticNet.

Provisions

     In fiscal 2003, the Company recognized a provision for the impairment of silicon gyro research and development equipment of approximately $1.2 million related to excess capacity. Silicon gyro designs will continue to be evaluated, but the Company will not continue to operate its silicon fabrication facility in California. The Company believes that continuing progress with quartz technology will remain competitive in future years.

     Provisions for excess capacity, uncollectables from a related party and product line move in fiscal 2002 consisted of approximately $10.3 million related to the expected future losses on operating lease payments on facility and production assets that partially supported OpticNet, as well as $3.1 million to reserve for the note receivable due from OpticNet and the Company’s initial investment in OpticNet. Additionally, the Company recognized a product line move charge of approximately $2.2 million for a plan to close a facility and relocate manufacturing activities to a more cost-effective location.

Interest Expense and Other Income

     Interest expense was $1.9 million, $2.3 million and $2.5 million in fiscal 2003, 2002 and 2001, respectively. Interest expense as a percentage of sales decreased slightly in fiscal 2003 as compared to fiscal 2002 due to reduced debt levels and lower interest rates on the Company’s line of credit as compared to the senior notes. The Company’s fixed interest rate debt decreased in fiscal 2003 due to a principal payment on long-term debt in November 2002. In addition, during fiscal 2003 the Company borrowed on, and fully repaid, its line of credit as described under “Liquidity and Capital Resources” below. The Company’s average interest rate in fiscal 2003 approximated the average interest rate in fiscal 2002.

     Other income of $5.9 million in fiscal 2003 was primarily comprised of the favorable settlement of litigation with the U.S. Government regarding the H70 contract of $5.4 million, the favorable settlement of litigation with a competitor regarding patent infringement of certain quartz technologies of $2.1 million, net of legal recovery, offset by the $1.0 million of funding provided to OpticNet and the $1.5 million impairment charge of the Company’s investment in Athena Technologies.

     Other net expense of $1.8 million in fiscal 2002 was comprised of the Company’s interest in the net loss of OpticNet, which included severance costs and other expenses to support its current level of operations. Other income in 2001 was comprised of royalties and interest income earned on highly liquid investments. Other income was $0.5 million for fiscal 2001.

Income Taxes

     The Company’s effective tax rate was 35.1%, 39.6% and 39.1% for fiscal 2003, 2002 and 2001, respectively. The effective tax rate primarily reflects the statutory U.S. federal tax rate and the weighted average tax rate of the states in which the Company conducts business. The net decrease of 4.5 percentage points in fiscal 2003 from fiscal 2002 results from many factors including: the relative proportion of tax credits generated to pre-tax book income for 2003, the true-up of estimated prior year tax credits, increased export sales benefit generated in the current year and other prior year items. The net increase of 0.5 percentage points in fiscal 2002 from fiscal 2001 resulted from the Company generating a pre-tax loss in fiscal 2002 and the adverse impact that result had on all the permanent difference items, in addition to a decrease in both the U.S. federal statutory rate and the tax benefit related to foreign sales. Other factors may have favorable and unfavorable effects upon the Company’s effective tax rate in 2004 and subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of research and development spending, and future levels of capital expenditures.

Deferred Income Taxes

     At September 27, 2003, the Company had net current deferred income tax assets of $8.4 million and net non-current deferred income tax assets of $2.2 million. Realization of the net deferred tax assets is dependant upon the Company’s ability to either carry back the reversal of the underlying temporary differences and obtain a refund of taxes previously paid or generate sufficient taxable income in future years to benefit from the reversal of the underlying temporary differences.

Liquidity and Capital Resources

     During fiscal 2003, operations of the Company provided $22.5 million in cash. Cash provided by operations included net income of $5.6 million plus non-cash charges for depreciation, amortization, impairment of investments and provision for excess capacity of $8.5 million, $2.4 million, $1.5 million and $1.2 million, respectively, together with a decrease in inventory, assets held for sale and other current assets of $4.3 million, $2.0 million and $0.8 million respectively. In addition, other positive impacts include collection of an income tax receivable recognized in the second quarter of $3.0 million and favorable net settlements with the U.S. Government and under patent litigation of $5.4 million and $7.6 million, respectively, as well as an increase in trade accounts payable, accrued expenses and other liabilities of $7.7 million. These cash inflows were offset by an increase in trade receivables of $12.1 million due to higher activity levels and a delayed payment by the Company’s largest customer.

     Investing activities for the Company in fiscal 2003 consisted primarily of the purchase of $6.4 million in capital equipment to support planned capacity increases for future production and an increase in other long term assets of $3.5 million primarily due to the Company’s investment in Athena Technologies. The majority of the equipment purchased was for the production of automotive quartz GyroChip sensor products. This cash outflow was offset by the receipt of $0.6 million in cash from the disposal of equipment resulting in net cash used by investing activities of $9.3 million.

     Fiscal 2003 financing activities primarily consisted of debt payments of $39.6 million, which consisted of $7.0 million in principal paid on senior notes payable, as well as $32.6 million in payments on the Company’s line of credit. Other cash used by financing activities included cash purchases of the Company’s stock at open market prices for $1.0 million and dividend payments of $0.6 million. These cash outflows were primarily offset by proceeds from recurring borrowing on the Company’s line of credit of $32.6 million and proceeds of $0.2 million from stock issuances related to the exercise of options granted under the Company’s 1997 Equity Incentive Plan, resulting in net cash used for financing activities of $8.4 million during fiscal 2003.

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

     The Company had no material capital commitments other than the commitments under capital leases at September 27, 2003.

Effects of Inflation

     Management believes that, for the periods presented, inflation has not had a material effect on the Company’s operations.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

     Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company reviews the accounting policies used in reporting its financial results on a regular basis. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates. Results may differ from these estimates due to actual outcomes being different from those on which the Company based its assumptions.

     The United States Securities and Exchange Commission (“SEC”) has defined critical accounting policies as those that are most important to the portrayal of an issuer’s financial condition and results of operations and require management to make the most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based upon this definition, the Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Inventories

     Inventories are carried principally at the lower of cost or fair value and does not exceed net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. The Company writes down its inventory for estimated obsolescence for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     The Company’s inventories are evaluated for obsolescence and excess quantity at least annually, with quarterly updates for the most significant operations.

Long-Lived and Intangible Assets and Goodwill

     Management reviews goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or more regularly if an event occurs that represents an indicator of possible impairment. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on undiscounted cash flows estimated to be generated by those assets. The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue, operating results and cash flows.

     Although management currently believes that the estimates used in the evaluation of goodwill and intangibles with indefinite lives are reasonable, differences between actual and expected revenue, operating results and cash flow could cause these assets to be deemed impaired. If this were to occur, the Company would be required to charge to earnings the write-down in value of such assets, which could have a material adverse effect on the Company’s results of operations and financial position.

Equity Investments

     The Company records its equity investment in a private company on the cost basis if the Company owns less than 20% of the outstanding equity of the investee company. The Company periodically evaluates the fair market value of its equity investment to determine if an other-than-temporary impairment in the value of its investment has taken place.

Litigation

     The Company reserves for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially different than the amounts reserved.

Provision for Excess Capacity, Uncollectables from a Related Party and Product Line Move and Other

     During the quarter ended March 30, 2002, the Company established reserves for portions of assets held under leases and owned in excess of requirements, receivables from a related party and the closure of a specific manufacturing facility, as discussed in Note 14 to the Company’s consolidated financial statements. These reserves required the use of significant estimates. Though the Company believes that these estimates accurately reflect the costs of these plans, they relate to matters that are inherently uncertain and actual results may be different.

Environmental Matters

     The Company reserves for known environmental claims, of which there are none as of September 27, 2003, when payments associated with the claims become probable and the costs can be reasonably estimated. The Company’s environmental reserves, for all periods presented, are recorded at the expected payment amount. The actual cost of resolving environmental issues may be higher than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     Revenues are primarily generated from the sale of electronic devices to our customers, typically the end-user. Revenues also include other items such as negotiated development billings, licensing fees or royalties that may not occur on a regular basis.

     The Company recognizes revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Under these guidelines, revenue recognition is deferred on transactions where: (1) persuasive evidence of an arrangement does not exist; (2) revenue recognition is contingent upon performance of one or more obligations of the Company; (3) the price is not fixed or determinable or (4) payment is not reasonably assured.

Product Warranty

     The Company records a warranty liability on its products at the time of revenue recognition based on historical experience and any specific warranty issues that the Company has identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results in future periods. See Note 1 to the consolidated financial statements for product warranty disclosure.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk in the form of changes in foreign exchange rates, changes in the prices of marketable equity securities held as part of a deferred compensation plan (a “Rabbi” trust) and changes in interest rates.

     The Company has approximately $3,200,000 (calculated based on the conversion rate for Euros at September 27, 2003) permanently invested in the assets of Ideacod, S.A.S., located in Strasbourg, France. The potential loss in fair value resulting from a hypothetical 10% adverse change in the foreign currency exchange rate amounts to $320,000, which would not be material to the consolidated financial statements.

     The Rabbi trust assets, consisting of cash equivalents and debt and equity securities, are offset by an equivalent deferred compensation liability to the trust participants. The liability fluctuates equally with changes in the value of the assets. Because the liability completely offsets the assets of the trust, changes in asset value have no effect on the Company’s results of operations or financial position.

     The Company is affected by changes in the general level of U.S. interest rates, as a portion of the Company’s investments are in short-term debt securities issued by corporations. The Company’s investments are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company’s short-term investments, the Company believes that it is not subject to any material market risk exposure. The Company does not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
BEI Technologies, Inc. and Subsidiaries

	September 27,	September 28,
dollars in thousands except share and per share amounts	2003	2002

ASSETS

Current assets
Cash and cash equivalents	$9,211	$4,418
Restricted investments	5,185	6,727
Trade receivables:
Commercial customers, less allowance for doubtful accounts (2003—$783; 2002—$1,365)	36,243	22,364
United States Government	1,028	2,836

	37,271	25,200

Inventories, less inventory reserves (2003— $3,400; 2002— $2,427)	24,190	28,538
Deferred income taxes	8,372	8,333
Assets held for sale	—	2,011
Other current assets	4,543	7,015

Total current assets	88,772	82,242

Property, plant and equipment
Land	4,466	4,264
Structures	15,977	14,717
Equipment	65,250	61,751
Leasehold improvements	2,162	1,706

	87,855	82,438

Less allowances for depreciation and amortization	50,732	44,668

	37,123	37,770
Other assets
Tradenames, patents and related assets, less amortization (2003—$3,786; 2002—$3,678)	223	331
Technology acquired under license agreements, less amortization (2003—$10,066; 2002—$9,068)	542	1,540
Goodwill	1,612	1,612
Deferred income taxes, non-current	2,235	2,587
Other	2,946	1,084

	7,558	7,154

	$133,453	$127,166

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS (Continued)
BEI Technologies, Inc. and Subsidiaries

dollars in thousands except share and per share amounts	September 27, 2003	September 28, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$15,680	$13,709
Accrued expenses and other liabilities	22,318	18,161
Income tax payable	689	—
Deferred compensation liability	5,185	6,727
Current portion of capital lease obligation	93	—
Current portion of long-term notes payable	7,024	7,094

Total current liabilities	50,989	45,691

Capital lease obligation, less current portion	1,958	—
Long-term notes payable, less current portion	15,536	22,500

Other liabilities	6,329	6,616

Stockholders’ equity
Preferred stock ($.001 par value; authorized 2,000,000 shares; none issued)	—	—
Common stock ($.001 par value; authorized 35,000,000 shares; issued and outstanding; 2003—14,524,910; 2002—14,599,137)	7,931	8,119
Retained earnings	54,466	49,670
Accumulated other comprehensive income (loss)	59	(239)

	62,456	57,550
Less: Unearned restricted stock	(3,815)	(5,191)

Total stockholders’ equity	58,641	52,359

	$133,453	$127,166

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Technologies, Inc. and Subsidiaries

		Years Ended

	September 27,	September 28,	September 29,
dollars in thousands except share and per share amounts	2003	2002	2001

Net sales	$213,674	$185,638	$238,985
Cost of sales	161,215	134,311	173,897

Gross margin	52,459	51,327	65,088

Selling, general and administrative expenses	31,383	30,912	35,077
Research, development and related expenses	15,288	15,397	8,825

	5,788	5,018	21,186

Provision for excess capacity	1,222	10,275	—
Provision for uncollectables from a related party	—	3,072	—
Provision for product line move and other	—	2,230	—

Income (loss) from operations	4,566	(10,559)	21,186
Other income (expense)	5,862	(1,760)	524
Interest expense	(1,855)	(2,270)	(2,466)

Income (loss) before income taxes	8,573	(14,589)	19,244
Provision (benefit) for income taxes	3,008	(5,783)	7,527

Net income (loss)	$5,565	$(8,806)	$11,717

Basic Earnings (Loss) Per Common Share

Net income (loss) per common share	$0.39	$(0.63)	$0.84

Shares used in computing basic income (loss) per common share	14,118,731	13,993,013	13,904,937

Diluted Earnings (Loss) Per Common Share

Net income (loss) per common and common equivalent share	$0.39	$(0.63)	$0.81

Shares used in computing diluted income (loss) per common and common equivalent share	14,290,603	13,993,013	14,443,609

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Technologies, Inc. and Subsidiaries

		Years Ended

	September 27,	September 28,	September 29,
dollars in thousands	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$5,565	$(8,806)	$11,717
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,474	6,926	6,456
Amortization	2,359	2,172	3,247
Impairment of investment in equity securities	1,500	—	—
Deferred income taxes	313	(1,669)	1,250
Loss (gain) on disposition of assets	(37)	(397)	17
Foreign currency translation	298	219	(60)
Provision for excess capacity	1,222	10,275	—
Provision for uncollectables from a related party	—	3,072	—
Provision for product line move and other	—	2,230	—
Changes in operating assets and liabilities:
Trade receivables	(12,071)	1,569	6,298
Inventories	4,348	2,270	276
Assets held for sale	2,011	2,411	(6,383)
Other current assets	789	(4,093)	(4,013)
Trade accounts payable, accrued expenses and other liabilities	7,723	(13,418)	(3,706)

Net cash provided by operating activities	22,494	2,761	15,099

Cash flows from investing activities:
Investment in minority owned equity investee — OpticNet	—	—	(1,000)
Investment in equity securities — Athena	(2,000)	(500)	—
Purchase of property, plant and equipment	(6,427)	(7,596)	(8,436)
Disposition of property, plant and equipment	624	400	109
Other assets	(1,471)	1,585	(194)

Net cash used by investing activities	(9,274)	(6,111)	(9,521)

Cash flows from financing activities:
Proceeds from debt borrowings	32,576	44,966	3
Principal payments on debt and other liabilities	(39,613)	(52,017)	(153)
Proceeds from issuance of common stock	176	160	667
Tax benefit from exercised stock options	35	433	654
Repurchase of common stock	(1,021)	(1,636)	(1,531)
Payment of cash dividends	(580)	(576)	(1,076)

Net cash used by financing activities	(8,427)	(8,670)	(1,436)

Net increase (decrease) in cash and cash equivalents	4,793	(12,020)	4,142
Cash and cash equivalents at beginning of period	4,418	16,438	12,296

Cash and cash equivalents at end of period	$9,211	$4,418	$16,438

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
BEI Technologies, Inc. and Subsidiaries

		Years Ended

	September 27,	September 28,	September 29,
dollars in thousands	2003	2002	2001

Supplemental disclosures of non cash investing and financing activities:
Grants of restricted stock	$9	$3,808	$1,596
Cancellations of restricted stock	225	323	180
Tax benefit from restricted stock	874	269	1,139
Repurchase of stock paid in subsequent year	—	—	999
Capital lease obligation incurred	2,051	—	—
Disposal recognition of fully depreciated equipment	$—	$12,450	$—

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
INCOME (LOSS)
BEI Technologies, Inc. and Subsidiaries

	Common
	Stock
			Retained	Accumulated Other	Comprehensive	Unearned Restricted
dollars in thousand except shares	Shares	Amount	Earnings	Comprehensive Loss	Income (Loss)	Stock	Total

Balances at September 30, 2000	14,308,776	$2,321	$49,193	$(398)		$(2,020)	$49,096
Net income for 2001			11,717		$11,717		11,717
Other comprehensive income
Foreign currency translation loss, net of income tax of $39				(60)	(60)		(60)

Comprehensive income (loss)					$11,657

Restricted stock plan	84,841	1,416				(661)	755
Stock options exercised	81,220	390					390
Tax benefit from exercised stock options		654					654
Tax benefit from restricted stock		1,139					1,139
Repurchase of stock	(148,565)	(2,130)	(400)				(2,530)
Cash dividends			(1,076)				(1,076)
Contributed capital and other		235					235

Balances at September 29, 2001	14,326,272	4,025	59,434	(458)		(2,681)	60,320
Net loss for 2002			(8,806)		$(8,806)		(8,806)
Other comprehensive income
Foreign currency translation gain, net of income tax of $144				219	219		219

Comprehensive income (loss)					$(8,587)

Restricted stock plan	282,714	3,485				(2,510)	975
Stock options exercised	31,471	160					160
Tax benefit from exercised stock options		433					433
Tax benefit from restricted stock		269					269
Repurchase of stock	(41,320)	(253)	(382)				(635)
Cash dividends			(576)				(576)

Balances at September 28, 2002	14,599,137	8,119	49,670	(239)		(5,191)	52,359
Net income for 2003			5,565		$5,565		5,565
Other comprehensive income
Foreign currency translation gain, net of income tax of $160				298	298		298

Comprehensive income (loss)					$5,863

Restricted stock plan	(21,412)	(228)				1,376	1,148
Stock options exercised	37,601	176					176
Tax benefit from exercised stock options		35					35
Tax benefit from restricted stock		874					874
Repurchase of stock	(90,416)	(832)	(189)				(1,021)
Cash dividends			(580)				(580)
Contributed capital and other		(213)					(213)

Balances at September 27, 2003	14,524,910	$7,931	$54,466	$59		$(3,815)	$58,641

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
September 27, 2003

Note 1     Summary of Significant Accounting Policies

     Basis of Presentation: BEI Technologies (“Technologies” or the “Company”) was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares in Technologies (the “Distribution”) to all the stockholders of BEI Electronics, Inc., (“Electronics”) on September 24, 1997. BEI Electronics was subsequently renamed BEI Medical Systems Company, Inc. and was acquired by Boston Scientific Corporation in 2002.

     Effective October 30, 2000, the Board of Directors of Technologies declared a one-for-one stock dividend to its stockholders. Stockholders of record as of the close of business on October 30, 2000, received one additional share of common stock of Technologies for each share held as of such date, and cash in lieu of any fractional share of Technologies common stock. All per share numbers and per share data included within the Company’s consolidated financial statements have been adjusted as appropriate to reflect the stock dividend.

     The accompanying financial statements present the consolidated financial position and results of operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     The Company provides sensors, engineered subsystems and associated components which are used for controlled precision machinery and equipment in automotive, industrial, medical, aerospace and military applications.

     Fiscal Year: The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal years 2003, 2002 and 2001 each contained 52 weeks.

     Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

     Cash and Cash Equivalents: The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

     Concentration of Credit Risk: The Company’s products are primarily sold to commercial customers throughout the United States, various foreign countries and to the United States Government. Substantially all foreign sales are denominated in U.S. dollars. The Company performs ongoing credit evaluations of its commercial customers and generally does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been within the expectations of management.

     Restricted Investments: The Company’s restricted investments consist of investments in debt and equity securities that are held in a Rabbi Trust and are restricted for payment to the participants of the Company’s deferred compensation plan. The Company accounts for its restricted investments in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As required by FAS No. 115, the Company determines the proper classification of its investments at the time of purchase and reassesses such designations at each balance sheet date. At September 27, 2003 and September 28, 2002, the Company’s restricted investments were classified as trading securities and were recorded in restricted investments in the accompanying consolidated balance sheets.

     Inventories: Inventories are carried principally at the lower of cost or fair value and do not exceed net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. The Company writes down its inventory for estimated obsolescence for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     The Company’s inventories are evaluated for obsolescence and excess quantity on the minimum of an annual basis, with quarterly updates for the most significant operations.

     Assets Held for Sale: Assets held for sale at September 28, 2002 include approximately $2.0 million for the current portion of deposits and advances on production equipment that a significant customer has agreed to fund over a period of two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

Assets held for sale are carried at cost.

     Depreciation and Amortization: Property, plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of such assets over their estimated useful lives, which range from 3 to 30 years, using the straight-line method for structures and equipment. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or their estimated useful lives.

     Other Assets: Tradenames, patents and related assets are being amortized over their remaining lives at the date of acquisition up to a period of 17 years.

     Technology acquired under license agreements consists primarily of the cost of exclusive rights to make, use and sell products utilizing quartz rate sensing technology. Technology acquired is being amortized over 13 years, which approximates its estimated useful life from the date of acquisition. The amortization expense relating to intangible assets for fiscal year 2003 totaled approximately $1.1 million. In fiscal 2004 and thereafter, estimated amortization will be $0.3 million and $0.5 million, respectively.

     Goodwill: Goodwill consists of the excess of cost over fair value of net tangible assets acquired in purchase acquisitions. In accordance with the impairment provisions of Statement of Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates the carrying value of goodwill annually as of the first day of the fourth quarter of each fiscal year, or more often if certain indicators arise. In evaluating goodwill, as the Company operates in one reportable segment, the Company compares the total carrying value of goodwill to the Company’s fair value as determined by its market capitalization. To date, there has been no impairment of this asset.

     Long-Lived Assets: The Company recognizes impairment losses in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets, including property, plant and equipment and other assets, are reviewed and impairment recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets.

     Product Warranty: The Company offers limited warranties for its products for a period that lasts generally from one to four years. The specific terms and conditions of those warranties vary depending upon the products sold that are specific to different industries and customers. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities on a minimum of a quarterly basis and adjusts that amount as necessary. Changes in the Company’s product warranty liability during the period are as follows (in thousands):

Balance, September 28, 2002	$603
Warranties issued during the period	1,185
Settlements made during the period	(1,190)
Changes in liability for pre-existing warranties during the period, including expirations	569

Balance, September 27, 2003	$1,167

     Equity Investments: The Company records its equity investment in a private company on the cost basis as the Company owns less than 20% of the outstanding equity of the investee company. Equity investments totaling approximately $2.5 million at September 27, 2003, and $0.5 million at September 28, 2002, were included in other assets in the accompanying consolidated balance sheets.

     The Company periodically evaluates the fair market value of its equity investment to determine if an other-than-temporary impairment in the value of its investment has taken place. The Company recorded an impairment charge of $1.5 million for the year ended September 27, 2003 to reduce its equity investment to estimated fair value primarily due to the risk associated with investing in a early stage company with limited capitalization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

     Revenue Recognition: Revenue from product sales is generally recognized upon shipment provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, any fee is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Generally, shipments are made F.O.B. point of origin, with variations due to contract specific agreements. The Company records a warranty liability on its products at the time of revenue recognition. Costs associated with shipping and handling are primarily included in cost of sales.

     Revenues also include other items such as negotiated development billings, licensing fees or royalties that may not occur on a regular basis.

     Research and Development: Costs to develop the Company’s products are expensed as incurred.

     Stock Based Compensation: The Company’s 1997 Equity Incentive Plan provides for the granting of incentive stock options to employees and stock or options to consultants, employees and directors. The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of FAS Nos. 123 and 148. If compensation expense for the Company’s stock option plan had been determined based upon fair values at the grant dates for awards under those plans in accordance with FAS No. 123, the Company’s pro forma net earnings, basic and diluted earnings (loss) per common share would have been as follows (in thousands except per share amounts):

		Years Ended

		2003	2002	2001

Net income (loss), as reported		$5,565	$(8,806)	$11,717
Deduct:	Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(727)	(783)	(545)

Pro forma net income (loss)		$4,838	$(9,589)	$11,172
Earnings (Loss) per Common Share:
Basic-as reported		$0.39	$(0.63)	$0.84
Basic-pro forma		$0.34	$(0.69)	$0.80
Diluted-as reported		$0.39	$(0.63)	$0.81
Diluted-pro forma		$0.34	$(0.69)	$0.77

     The fair value of options at date of grant was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended

	2003	2002	2001

Expected life (years)	5	5	5
Risk-free interest rate	2.51%	4.13%	4.00%
Expected volatility	50.00%	80.46%	83.33%
Expected dividend yield	0.40%	0.30%	0.40%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying FAS 123 in the pro forma disclosures may not be indicative of the valuations for future awards because the Black-Scholes option valuation model involves subjective assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

     Recent Accounting Pronouncements: In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies immediately to VIEs created after January 31, 2003 or to VIEs obtained after that date. For variable interests held in VIEs acquired prior to February 1, 2003, FIN 46 was originally effective July 1, 2003. However, in October 2003, the Financial Accounting Standards Board (“FASB”) deferred the effective date of FIN 46 for VIEs created prior to February 1, 2003 to the first reporting period after December 15, 2003.

     The Company plans to adopt FIN 46 during the fiscal quarter ending January 3, 2004. FIN 46’s consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of legally independent businesses. Under the provisions of FIN 46, the activities of OpticNet Inc. (“OpticNet) will need to be consolidated by the Company. The Company has determined that OpticNet meets the definition of a VIE under the criteria outlined in FIN 46 and Technologies would be deemed to be the Primary Beneficiary which requires Technologies to consolidate OpticNet’s activities. The Company is not deemed to have any additional legal ownership, the Company’s legal rights and obligations have not changed, and the Company is not legally obligated for OpticNet’s liabilities. Management believes the consolidation by the Company of OpticNet’s activities will not have a material impact on the Company’s financial position or its results of operations. See Note 11 for a further description of OpticNet and its relationship with the Company.

     In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation: Transition and Disclosure” (“FAS 148”). FAS No.148 amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation (“transition provisions”). In addition, FAS 148 amends the disclosure requirements of APB Opinion No. 28, “Interim Financial Reporting,” to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 (“disclosure provisions”). The transition methods of FAS 148 are effective for the Company’s September 27, 2003 Form 10-K. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements. The Company has elected adoption of the interim disclosure requirements.

     In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements as either equity or between the liabilities section and the equity section, rather than as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 has not had a material impact on the Company’s financial statements.

     Net Income (Loss) Per Common Share: Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using the weighted average number of common shares outstanding during the period, adjusted for the incremental shares attributed to unvested stock and outstanding options to purchase common stock calculated using the treasury stock method.

     Foreign Subsidiary: The financial statements of Ideacod, S.A.S., a wholly owned subsidiary, have been translated into U.S. dollars at fiscal year-end, using the exchange rates on those dates for assets and liabilities and the average exchange rates during the period for income and expenses. The resulting unrealized translation adjustments are recorded as a component of other comprehensive income (loss).

     Related Party Financing and Arrangements: During fiscal 2000, Technologies made a $1.0 million equity investment in OpticNet, the Company’s then majority owned subsidiary. The equity investment was provided as initial financing with the expectation that OpticNet would seek additional funding from third parties in the future. At the close of business on October 30, 2000, Technologies declared a distribution to its stockholders of approximately 42% of the outstanding securities of OpticNet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

See Note 11 “Related Party Transactions” for a further description.

     Since inception, all operating capital for OpticNet has been provided by the Company as debt or equity financing. OpticNet’s net loss for the three-month period from October 1, 2000 through December 30, 2000 of $176,000 is included in the consolidated results of the Company. Originally, the Company accounted for its investment in OpticNet under the equity method of accounting until March 31, 2002, when the Company deemed its investment impaired. The Company has recognized OpticNet’s entire net loss for the six months ended September 28, 2002 and for all of fiscal year 2003. As of March 30, 2002, the Company recognized as impaired the carrying value of its initial $1.0 million investment in OpticNet and reduced the investment to zero and fully reserved as uncollectable its $2.7 million loan to OpticNet.

     In August 2003, the Company entered into a tender offer (the “Tender Offer”) to purchase the outstanding common shares of OpticNet at $0.04 per share. The board of directors of both companies approved the proposed transaction. If successful, the Tender Offer will enable the Company to purchase the 6.1 million outstanding common shares of OpticNet it does not already own at an aggregate cost of approximately $0.2 million. Upon completion, the Company intends to terminate the registration of OpticNet’s common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company expects to benefit from the cost reduction associated with OpticNet’s terminated operations and the absence of Exchange Act reporting requirements for OpticNet.

     Reclassification: Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to current year presentations.

Note 2     Inventories

	September 27,	September 28,
	2003	2002

	( in thousands)
Finished products	$3,503	$2,945
Work in process	5,284	7,238
Materials	15,403	18,355

Total inventories	$24,190	$28,538

Note 3     Accrued Expenses and Other Liabilities

	September 27,	September 28,
	2003	2002

	(in thousands)
Employee compensation	$2,451	$1,513
Vacation	2,121	1,967
Accrued taxes	728	984
Contract costs	75	75
Accrued professional fees	1,785	1,858
Insurance	675	846
Royalties and related costs	4,583	3,639
Customer advances	3,013	31
Commissions	360	422
Interest	538	711
Warranty	1,167	603
Reserve for excess capacity	2,534	2,082
Reserve for product line move and other	238	1,583
Other	2,050	1,847

Total accrued expenses and other liabilities	$22,318	$18,161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

Note 4     Long-Term Debt

	September 27,	September 28,
	2003	2002

	(in thousands)
6.70% Senior Notes; due in annual installments of $7,000 from November 16, 2001 through November 16, 2005	$21,000	$28,000
Mortgage note payable with interest at 6.87%; due in monthly installments of principal and interest of $14 until December 2003 when the remaining balance of approximately $1,400 is due; collateralized by certain real property	1,560	1,594

	22,560	29,594
Less current portion	7,024	7,094

	$15,536	$22,500

     On November 16, 1998, the Company sold $35.0 million of senior notes in a private placement. The notes have an interest rate of 6.7% and mature in annual installments of $7.0 million beginning November 16, 2001 up to and including November 16, 2005. The note agreement contains covenants regarding certain operating ratios, limitations on debt, dividend payments and minimum net worth. The proceeds from the senior notes were used to repay the pre-existing senior notes and pay down outstanding borrowings on the Company’s line of credit as they matured.

     On December 13, 1998, the mortgage note payable was refinanced with the original lender and the due date extended from fiscal 1999 to fiscal 2004. The Company intends to refinance any unpaid amounts under the mortgage note payable on a long term basis under similar terms when it matures in fiscal 2004. As such, the amount of $1,560,000 has been excluded from current liabilities in the accompanying consolidated balance sheet at September 27, 2003.

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

     On August 14, 2002, the Company established a $25.0 million line of credit, which matures on August 15, 2004, with a bank and terminated the $25.0 million facility in place at the end of fiscal 2001 with another bank. On August 13, 2003, the line of credit was amended to extend the maturity date to November 14, 2004. No borrowings were outstanding under the line of credit at September 27, 2003.

     During December 2002, the Company received a waiver of one of its financial covenants of its senior notes for the fiscal quarter ended September 28, 2002. Additionally, the Company completed an amendment reducing the coverage level required with its senior note holders, related to the same financial covenant discussed above, for the fiscal quarter ended December 28, 2002. The Company’s operating results for the quarter ended December 28, 2002, resulted in the Company maintaining compliance as of that date based on the reduced coverage levels.

     Maturities of long-term debt including the senior notes and the mortgage note payable are approximately as follows: fiscal 2004 $7.0 million; fiscal 2005 $7.0 million; fiscal 2006 $7.0 million; thereafter $1.6 million.

     Interest of approximately $1.9 million, $2.4 million and $2.5 million was paid during fiscal years 2003, 2002 and 2001, respectively.

Note 5     Research and Development

     The Company’s internally funded research, development and related engineering expenditures were approximately $15.3 million, $15.4 million and $8.8 million in fiscal 2003, 2002 and 2001, respectively. In addition, customer-funded research and development expenditures charged to cost of sales were $0.5 million, $0.5 million and $0.2 million, respectively, for the same periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

Note 6     Income Taxes

     The Company accounts for income taxes under FAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws known at this time and that will be in effect when the differences are expected to reverse.

     The provision (benefit) for income tax expense consists of the following (in thousands):

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

Current
Foreign	$850	$—	$—
Federal	1,029	(3,987)	5,691
State	816	(127)	586

Total Current	2,695	(4,114)	6,277
Deferred
Foreign	—	—	—
Federal	886	(865)	815
State	(573)	(804)	435

Total Deferred	313	(1,669)	1,250

Total income tax provision (benefit)	$3,008	$(5,783)	$7,527

     Tax benefits of $909,000, $702,000 and $1,793,000 related to the 1997 Equity Incentive Plan were credited to stockholders’ equity and decreased the amount of taxes payable or increased the amount of taxes currently refundable during fiscal year 2003, 2002 and 2001, respectively.

     Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	September 27,	September 28,
	2003	2002

Deferred tax assets
Net operating loss carryforwards	$125	$150
Tax credits	996	427
Accrued expenses	5,811	5,979
Asset impairment reserves	5,351	4,636
Inventory valuation	1,491	1,186
Other reserves	1,264	923
Other	1,031	938

Total deferred tax assets	16,069	14,239
Valuation allowance against deferred tax assets	(972)	—

	15,097	14,239
Deferred tax liabilities
Depreciation and property basis difference	3,302	2,551
Other	1,188	768

Total deferred tax liabilities	4,490	3,319

Net deferred tax assets	$10,607	$10,920

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

     The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% for 2003 and 2002 and 35% for 2001 (in thousands) are as follows:

	September 27,	September 28,	September 29,
	2003	2002	2001

Income tax at the statutory rate	$2,915	$(4,960)	$6,735
State income tax, net of federal income tax effect	519	(585)	616
Goodwill amortization	—	—	118
Increase in valuation allowance	972	—	—
Changes in prior year estimates (1)	(743)	—	—
Tax credits	(463)	(292)	(260)
Export sales benefit	(216)	(163)	(593)
Other	24	217	911

Total income taxes	$3,008	$(5,783)	$7,527

     (1) Changes in prior year estimates relate principally to events occurring during 2003 that provided greater certainty as to the expected outcome of matters for which an estimate was provided in prior years.

     The valuation allowance increased during fiscal year 2003 by $972,000. The valuation allowance increased during the current year to partially offset a deferred tax asset for which it is more likely than not that it will not be realized.

     Cash paid for income taxes in fiscal year 2003, 2002 and 2001 was $410,000, $428,000 and $6,341,000, respectively.

     As of September 27, 2003, the Company has state net operating loss carryforwards of $2.0 million, which begin to expire in the year 2013. The Company has California research and development credit carryforwards of $996,000, which have no expiration date.

Note 7     Equity Incentive Plans

     The Company’s 1997 Equity Incentive Plan (the “Incentive Plan”) was adopted by the Board of Directors in September 1997. The Incentive Plan provides for the granting of incentive stock options to employees and nonstatutory stock options, restricted stock purchase awards, and stock bonuses (collectively, “Stock Awards”) to consultants, employees and directors. The Company has reserved 2,878,890 shares of common stock for issuance under the Incentive Plan, which included shares for substitute options granted to the option holders of Electronics in connection with the Distribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

     Option and restricted stock activity under the Technologies’ Incentive Plan is summarized below:

		Restricted Shares
		Outstanding	Options Outstanding

	Common stock
	available for	Number of common		Weighted average
	grant	shares	Number of common shares	exercise price per share

Balances, September 30, 2000	943,616	1,171,842	361,928	$5.72
Restricted stock granted	(116,421)	116,421	—	—
Restricted stock terminated	31,580	(31,580)	—	—
Granted	(131,440)	—	131,440	15.74
Exercised	—	—	(81,220)	4.70
Terminated	30,388	—	(30,388)	11.58

Balances, September 29, 2001	757,723	1,256,683	381,760	8.98
Restricted stock granted	(305,500)	305,500	—	—
Restricted stock terminated	22,786	(22,786)	—	—
Restricted stock retired	—	(41,320)	—	—
Granted	(262,000)	—	262,000	13.19
Exercised	—	—	(31,471)	5.09
Terminated	29,940	—	(29,940)	13.40

Balances, September 28, 2002	242,949	1,498,077	582,349	10.84
Restricted stock granted	(6,000)	6,000	—	—
Restricted stock terminated	27,412	(27,412)	—	—
Restricted stock retired	—	(40,271)	—	—
Additional shares reserved	600,000	—	—	—
Granted	(15,700)	—	15,700	12.90
Exercised	—	—	(37,601)	4.74
Terminated	32,802	—	(32,802)	15.21

Balances, September 27, 2003	881,463	1,436,394	527,646	$11.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

		Weighted Average	Weighted
		Remaining Contractual	Average Exercise
Range of Exercise Prices	Number Outstanding	Life (Years)	Price Per Share

$2.33	6,440	1.15	$2.33
$3.50	42,140	5.02	$3.50
$5.25 - $6.22	7,669	5.81	$5.80
$6.25	92,255	6.20	$6.25
$7.44 - $12.78	173,121	8.51	$10.42
$13.25 - $14.58	79,622	6.64	$13.42
$16.21 - $28.60	126,399	7.65	$17.44

$2.33 - $28.60	527,646	7.19	$11.11

     As of September 27, 2003, options for 322,127 shares were vested and exercisable at a weighted average exercise price of $9.75.

     Under the Incentive Plan, the holders of the 1,400,000 shares of Electronics common stock that had been issued under the Electronics 1992 Restricted Stock Plan (“1992 Plan”) who became employees of Technologies received Technologies common stock of equal value subject to forfeiture if employment terminated prior to the end of prescribed vesting periods. The market value at the date of grant of shares is recorded as unearned restricted stock and is amortized to compensation expense over its vesting periods.

     Under both the 1992 Plan and Incentive Plan, as of September 27, 2003, 1,794,373 restricted shares have been granted, of which 1,436,394 shares are outstanding, and 1,077,932 shares have fully vested. Compensation expense of approximately $1,148,000, $975,000 and $755,000 for the amortization of restricted stock was recorded in fiscal years 2003, 2002 and 2001, respectively.

     During fiscal years 2003 and 2002, options to acquire 15,700 and 262,000 shares were granted with a weighted average fair value of $6.51 and $9.55 per share, respectively.

     In addition to options, during fiscal years 2003 and 2002, 6,000 and 305,500 shares of nonvested stock were granted with a weighted average fair value of $13.84 and $12.45 per share, respectively. The fair value at date of grant of nonvested stock is amortized to compensation expense over its related vesting period.

Note 8     Employee Benefit Plan

     The Company has a defined contribution retirement plan for the benefit of all eligible employees of BEI Technologies, Inc. and subsidiaries. Matching non-discretionary contributions are based on a percentage of employee contributions. Contributions to the plan by the Company for the benefit of its employees for fiscal years 2003, 2002 and 2001 were approximately $1,285,000, $1,290,000 and $1,068,000, respectively.

     The Company has a grantor trust to fund deferred compensation for certain employees (a “Rabbi Trust” or “trust”). As determined by the trustee, the assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices principally based upon national exchange and over-the-counter markets. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets, included in restricted investments, and the corresponding deferred compensation liability of approximately $5.2 million at September 27, 2003 and $6.7 million at September 28, 2002 are included in the accompanying balance sheets.

Note 9     Lease Commitments

     Operating leases consist principally of leases for real properties, manufacturing equipment and land. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

at the date of exercise of the option. At September 27, 2003 and September 28, 2002, assets recorded under capital leases consist of land, buildings and equipment of approximately $2,051,000 and $0, net of accumulated amortization of $0 and $0, respectively. The future minimum payments for operating and capital leases, net of future minimum rentals to be received under noncancelable subleases, consist of the following at September 27, 2003 (in thousands):

	Capital	Operating
Fiscal Year	Leases	Leases

2004	$185	$3,819
2005	184	2,899
2006	138	214
2007	184	33
2008	184	23
Thereafter	1,575	16

Total minimum lease payments, net of future minimum rental income	2,450	$7,004

Less amounts representing interest	(399)
Less current portion	(93)

Amounts included in long-term debt	$1,958

     On September 28, 2001, the Company completed the leasing of research and development equipment placed in service during the quarter ended September 29, 2001, which had been previously purchased by the Company for $700,000. In addition, on December 20, 2001 and March 28, 2002, the Company executed additional equipment lease schedules under this agreement to lease equipment similar to that described above valued at approximately $3.5 million and $2.8 million, respectively. Under the terms of the lease transaction, the Company sold the equipment and then immediately leased the equipment from the sole purchaser under a non-cancelable operating lease with a lease term of three years and an interest rate of approximately 6.9%. Total rent expense, including interest is included in the table of future minimum annual rental commitments under operating leases. In September 2003 the Company recognized an impairment of these assets. See Note 14 for a further discussion of this impairment.

     The Company has entered into an agreement with OpticNet to rent capacity of this equipment to OpticNet from month to month based on OpticNet’s usage of the equipment beginning in October 2001. In March 2002, OpticNet significantly reduced operations to support only its current customer base, resulting in lower use of this equipment. See Note 11 “Related Party Transactions” for a further description.

     Total rental expense amounted to approximately $2,320,000, $2,342,000 and $2,304,000 for fiscal years 2003, 2002 and 2001, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

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

     During fiscal 2002, the Company initiated litigation against a competitor alleging patent infringement of certain quartz technologies. Effective September 2003, the parties finalized mediation that resulted in a cash settlement, net of expenses, of $7.6 million. This settlement includes legal expense recovery which is recorded as an offset to selling, general and administrative expense in the fiscal quarter ended September 27, 2003. This legal expense recovery amounted to approximately $3.5 million, of which $2.7 million and $0.8 were incurred in fiscal 2003 and 2002, respectively. An additional $2.1 million was recorded in other income, net of other direct costs associated with the settlement, in the quarter ended September 27, 2003. An additional favorable impact of approximately $2.1 million will be recognized in other income during fiscal 2004 and 2005.

     The Company has various other pending legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

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

     The Company entered into an agreement with OpticNet to rent capacity on this equipment to OpticNet from month to month based on OpticNet’s usage of the equipment beginning in October 2001. In March 2002, OpticNet significantly reduced operations to support only its current customer base, resulting in lower use of this equipment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

obtain outside financing to such date.

     In the quarter ended March 30, 2002, the Company concluded that portions of the assets held under leases were in excess to the Company’s requirements. See Note 14 for further discussion of this provision for excess capacity.

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

     In fiscal 2003 the Company provided approximately $1.0 million of additional funding to OpticNet for general operating expenses. This funding was expensed during fiscal year 2003 and is included in other expense.

     In August 2003, the Company entered into a Tender Offer to purchase the outstanding common shares of OpticNet at $0.04 per share. The board of directors of both companies approved the proposed transaction. If successful, the Tender Offer will enable the Company to purchase the 6.1 million outstanding common shares of OpticNet it does not already own at an aggregate cost of approximately $0.2 million. Upon acquisition of these securities, the Company would fully reserve their value in the period that the transaction is finalized. Management does not expect the additional cost to accomplish this transaction will be material. The Company intends to terminate the registration of OpticNet’s common stock under the Exchange Act and expects to benefit from the cost reduction associated with OpticNet’s terminated operations and the absence of Exchange Act reporting requirements for OpticNet.

     Summary of financial information for non-consolidated equity investee – OpticNet (in thousands):

	September 27,
	2003	September 28,	September 29,
	(unaudited)	2002	2001

Total assets	$130	$9	$1,049
Total liabilities	3,006	2,925	1,663
Net loss	$(973)	$(4,131)	$(1,575)

Note 12 Fair Value of Financial Instruments

     FAS No. 107 (“FAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Whenever possible, quoted market prices were used to develop fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of September 27, 2003 and as of September 28, 2002.

     Cash, Cash Equivalents and Investments: The carrying amounts reported in the balance sheet for cash, cash equivalents and investments approximate those assets’ fair values.

     Long-Term Debt: The fair value of long-term debt has been estimated based upon discounted future cash flows. The discount rate used included a risk free rate derived from the Treasury yield curve plus a risk weighting commensurate with the Company’s borrowing position. The fair value of long-term debt is approximately $15.9 million and $21.4 million compared with the carrying amounts of $17.5 million and $22.5 million at September 27, 2003 and September 28, 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

Note 13 Earnings (Loss) Per Common Share

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

	(in thousands, except per share amounts)

Numerator
Net income	$5,565	$(8,806)	$11,717

Denominator
Denominator for basic earnings (loss) per common share –
Weighted average shares, net of nonvested shares (fiscal 2003—593 shares; fiscal 2002—699 shares; fiscal 2001—501 shares)	14,119	13,993	13,905
Effect of dilutive securities:
Nonvested shares	62	—	299
Employee stock options	110	—	240

Denominator for diluted earnings (loss) per share	14,291	13,993	14,444

Basic income (loss) per common share	$0.39	$(0.63)	$0.84

Diluted income (loss) per common and common equivalent share	$0.39	$(0.63)	$0.81

     If the Company had reported net income in fiscal 2002, the calculation of diluted earnings (loss) per share would have included the shares used in the computation of historical net loss per share as well as an additional 232,000 common equivalent shares related to outstanding stock options and nonvested restricted stock (determined using the treasury stock method) for the year ended September 28, 2002.

Note 14 Restructuring Charges

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

     The detail of the Company’s provision for product line move and other is as follows (in thousands):

	Facility Closure	Property Impairment
	Charges	Charges

Balance, September 29, 2001	$—	$—
Charges	2,075	155
Amounts utilized	(492)	—

Balance, September 28, 2002	1,583	155
Amounts utilized	(1,345)	(155)

Balance, September 27, 2003	$238	$0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

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

     In September 2003, the Company approved a plan to cease operation of its silicon fabrication facility. To date, the Company has made significant investments in designing a silicon rate sensor, including related equipment and facilities. Technologies’ assessment is that its continuing progress with quartz technology will remain competitive and therefore will not continue to operate its silicon fabrication facility. The Company recognized an impairment related to the discontinued use of these assets of $1.2 million included in the provision for excess capacity.

     The detail of the Company’s provision for excess capacity is as follows (in thousands):

	Asset Impairment	Equipment Lease	Facility Lease
	Charges	Charges	Impairment Charges	Other Commitments

Balance, September 29, 2001	$—	$—	$—	$—
Charges	3,106	6,100	660	409
Amounts utilized	(3,106)	(865)	(82)	—

Balance, September 28, 2002	—	5,235	578	409
Additional charges	341	881	—	—
Amounts utilized	(341)	(1,694)	(174)	(187)

Balance, September 27, 2003	$—	$4,422	$404	$222

Note 15 Sales and Major Customers

     The principal business and operations of Technologies are conducted within one business segment and are carried out by operations which design, manufacture and sell electronic devices that provide vital sensory input and actuation for the control systems of advanced machinery and automation systems for the commercial automotive, government and industrial industries. The sales to major industries are as follows (in thousands):

	September 27,	September 28,	September 29,
	2003	2002	2001

Commercial automotive sensors	$119,139	$94,694	$138,702
Government	21,814	16,901	18,501
Industrial	72,721	74,043	81,782

Total sales from operations	$213,674	$185,638	$238,985

     Although the Company is directly affected by the economic well being of the above industries, management does not believe significant credit risk exists at September 27, 2003.

     The Company’s foreign sales are conducted throughout Europe and Asia. A summary of foreign and domestic sales follows (in thousands):

	September 27,	September 28,	September 29,
	2003	2002	2001

Domestic	$98,323	$92,558	$104,377
Foreign	115,351	93,080	134,608

Total sales from operations	$213,674	$185,638	$238,985

     Foreign sales accounted for approximately 54%, 50% and 56% of total sales for fiscal 2003, 2002 and 2001, respectively.

     In fiscal 2003, 2002 and 2001, one customer accounted for 41%, 39% and 49%, respectively, of the Company’s net sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BEI Technologies, Inc. and Subsidiaries

Note 16 Quarterly Results of Operations (Unaudited)

     The tables below present quarterly financial information for fiscal 2003 and 2002:

	Operations
	Three months ended

	December 28,	March 29,	June 28,	September 27,
	2002	2003	2003	2003

	(dollars in thousands except per share amounts)
Net sales	$47,088	$54,715	$57,103	$54,768
Gross margin	12,315	12,757	14,205	13,182
Net income (loss)	2,973	(321)	663	2,250
Basic Earnings (Loss) Per Common Share
Basic net income (loss) per common share	$0.21	$(0.02)	$0.05	$0.16
Diluted Earnings (Loss) Per Common Share
Diluted net income (loss) per common share	$0.21	$(0.02)	$0.05	$0.16

	December 29,	March 30,	June 29,	September 28,
	2001	2002	2002	2002

Net sales	$45,605	$48,800	$47,815	$43,418
Gross margin	11,291	13,160	13,960	12,916
Net income (loss)	240	(9,246)	966	(766)
Basic Earnings (Loss) Per Common Share
Basic net income (loss) per common share	$0.02	$(0.66)	$0.07	$(0.05)
Diluted Earnings (Loss) Per Common Share
Diluted net income (loss) per common share	$0.02	$(0.66)	$0.07	$(0.05)

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
BEI Technologies, Inc.

We have audited the accompanying consolidated balance sheets of BEI Technologies, Inc. and subsidiaries as of September 27, 2003 and September 28, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended September 27, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEI Technologies, Inc. and subsidiaries at September 27, 2003 and September 28, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 27, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

San Francisco, California
October 28, 2003

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

We believe that a controls system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the objectives of the controls system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our chief executive officer and our chief financial officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting, known to our chief executive officer or our chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” of the Proxy Statement related to the Company’s 2004 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the “Definitive Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Certain Transactions” of the Definitive Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information with respect to securities authorized for issuance under equity compensation plans is set forth in Part II, Item 5 of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Definitive Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the sections entitled “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” of the Definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein to the section entitled “Principal Accountant Fees and Services” of the Definitive Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K.

			Form 10-K
(a)(1)		Index to Consolidated Financial Statements	Page Number

		The following Consolidated Financial Statements of BEI Technologies, Inc. and its Subsidiaries are filed as part of this Form 10-K:
		Report of Ernst & Young LLP, Independent Auditors	52
		Consolidated Balance Sheets - September 27, 2003 and September 28, 2002	30
		Consolidated Statements of Operations - Years ended September 27, 2003, September 28, 2002 and September 29, 2001	32
		Consolidated Statements of Cash Flows - Years ended September 27, 2003, September 28, 2002 and September 29, 2001	33
		Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss) - Years ended September 27, 2003, September 28, 2002 and September 29, 2001	35
		Notes to Consolidated Financial Statements - September 27, 2003	36

(a)(2)		Index to Financial Statement Schedule
		The following Consolidated Financial Statement Schedule of BEI Technologies, Inc. for each of the years in the period ended September 27, 2003 is filed as part of this Form 10-K:
	Schedule II	Valuation and Qualifying Accounts	S-1
		Report of Ernst & Young LLP, Independent Auditors as to Schedule	S-2

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Listing of Exhibits

	Exhibit Numbers	Description	Footnote

	2.1	Distribution Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i
	2.2	Corporate Services Agreement between BEI Technologies, Inc. and BEI Electronics, Inc.	i
	2.3	Tax Allocation and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i

(a)(3)	Listing of Exhibits

	Exhibit Numbers		Description	Footnote

	2.4		Assumption of Liabilities and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i
	2.5		Technology Transfer and License Agreement by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i
	2.6		Trademark Assignment and Consent Agreement by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i
	2.7		Agreement Regarding Certain Representations and Covenants by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i
	3.1		Certificate of Incorporation of BEI Technologies, Inc.	i
	3.2		Bylaws of BEI Technologies, Inc.	i
	3.3		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 99.3 hereto)	i
	4.1		Specimen Common Share Certificate	i
	4.2		Certificate of Incorporation of BEI Technologies, Inc. (filed as Exhibit 3.1 hereto)	i
	4.3		Bylaws of BEI Technologies, Inc. (filed as Exhibit 3.2 hereto)	i
	4.4		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 99.3 hereto)	i
	4.5		Form of Rights Certificate (filed as Exhibit 99.4 hereto)	i
	10.1	*	Registrant’s 1997 Equity Incentive Plan and forms of related agreements	i
	10.2	*	Executive Change in Control Benefits Agreement between BEI Technologies, Inc. and Certain Named Executive Officers	i
	10.5		Note Purchase Agreement dated November 16, 1998 by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company and Allstate Life Insurance Company	ii
	10.6		Amendment to Tax Allocation and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	ii
	10.9		Development and Supply Agreement, dated April 26, 2001, by and between Systron Donner Inertial Division and Continental Teves AG & Co.	iv

(a)(3)	Listing of Exhibits

	Exhibit Numbers	Description	Footnote

	10.10	Amendment to Note Purchase Agreement as amended as of March 30, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company and Allstate Life Insurance Company	v
	10.11	Credit Agreement dated August 14, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc. and Union Bank of California	vi
	10.12	Second amendment to Note Purchase Agreement and Waiver dated December 20, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company and Allstate Life Insurance Company	vi
	21.1	Subsidiaries of the Registrant	ii
	23.1	Consent of Ernst &Young LLP, Independent Auditors
	24.1	Power of Attorney
	31.1	CEO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
	31.2	CFO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
	32.1	CEO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
	32.2	CFO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
	99.1	BEI Technologies, Inc. Information Statement dated September 24, 1997	ii
	99.2	Rights Agreement dated as of September 11, 1997 among BEI Technologies, Inc. and ChaseMellon Shareholder Services, L.L.C	i
	99.3	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock	i
	99.4	Form of Rights Certificate	i

(i)	Incorporated by reference. Previously filed as an exhibit to the Registrant’s Information Statement on Form 10 (File No. 0-22799) as filed on September 22, 1997.

(ii)	Incorporated by reference. Previously filed as an exhibit to the Form 10-K (File No. 0-22799) as filed on December 30, 1998.

(iii)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on February 13, 2001.

(iv)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on August 14, 2001.

(v)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on May 13, 2002.

(vi)	Incorporated by reference. Previously filed as an exhibit to the Form 10-K (File No. 000-22799) as filed on December 23, 2002.

*	Items which are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)	Reports on Form 8-K:

•	Previously filed a Report on Form 8-K on July 24, 2003 to announce results of operations and financial condition for the three months ended June 28, 2003.

•	Incorporated by reference. Previously filed a Report on Form 8-K on September 23, 2003 to announce the settlement of a patent infringement action filed against a competitor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 10, 2003.

BEI TECHNOLOGIES, INC.

By:	/s/ Robert R. Corr

Robert R. Corr
Vice President, Treasurer, Controller and Secretary

SCHEDULE II

BEI TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E

		Additions

	Balance at	Charged to				Balance at
	Beginning	Costs and	Charged to			End of
Description	of Period	Expenses	Other Accounts	Deductions		Period

	(in thousands)
Year ended September 27, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,365	$873	$—	$1,455	(A)	$783
Inventory reserve	2,427	3,707	—	2,734	(B)	3,400
Provision for excess capacity	6,222	1,222	—	2,396	(C)	5,048

Total	$10,014	$5,802	$—	$6,585		$9,231

Year ended September 28, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,662	$1,526	$—	$1,823	(A)	$1,365
Inventory reserve	3,755	1,053	—	2,381	(B)	2,427
Provision for excess capacity	—	10,275	—	4,053	(C)	6,222

Total	$5,417	$12,854	$—	$8,257		$10,014

Year ended September 29, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,084	$1,093	$—	$515	(A)	$1,662
Inventory reserve	4,452	4,843	—	5,540	(B)	3,755
Provision for excess capacity	—	—	—	—		—

Total	$5,536	$5,936	$—	$6,055		$5,417

(A)	Write-offs of uncollectible accounts

(B)	Write-offs of obsolete and scrap items

(C)	Provision utilized

S-1

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, AS TO SCHEDULE II

The Board of Directors and Stockholders
BEI Technologies, Inc.

We have audited the consolidated financial statements of BEI Technologies, Inc. and subsidiaries as of September 27, 2003 and September 28, 2002, and for each of the three years in the period ended September 27, 2003, and have issued our report thereon dated October 28, 2003. Our audits also included the financial statement schedule listed in Item 15(a)2 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

San Francisco, California
October 28, 2003

S-2

INDEX TO EXHIBITS

Exhibit
Number	Description

23.1	Consent of Ernst & Young LLP Independent Auditors

24.1	Power of Attorney

31.1	CEO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	CFO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1	CEO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002