Form 10-Q
period 2004-01-03
BEI TECHNOLOGIES INC
filed 2004-02-12
CIK 1041866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 3, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-22799

BEI TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3274498

(State of incorporation)	(I.R.S. Employer Identification No.)

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

Common Stock: $.001 Par Value, 14,739,422 shares issued and outstanding as of January 31, 2004.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets— January 3, 2004 and September 27, 2003	3
	Condensed Consolidated Statements of Operations— Quarter ended January 3, 2004 and December 28, 2002	4
	Condensed Consolidated Statements of Cash Flows— Quarter ended January 3, 2004 and December 28, 2002	5
	Notes to Condensed Consolidated Financial Statements— January 3, 2004	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18
	(a) Exhibits
	(b) Reports on Form 8-K
	SIGNATURES	21

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 3,	September 27,
	2004	2003
	(Unaudited)	(See note below)

	(in thousands)
ASSETS
Cash and cash equivalents	$5,650	$9,211
Restricted investments	5,573	5,185
Trade receivables, net	36,647	37,271
Inventories, net	24,647	24,190
Deferred income taxes	8,375	8,372
Other current assets	4,296	4,543

Total current assets	85,188	88,772
Property, plant and equipment, net	37,833	37,123
Acquired technology	324	542
Goodwill	1,612	1,612
Other assets, net	5,546	5,404

	$130,503	$133,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$19,219	$15,680
Accrued expenses and other liabilities	20,092	22,318
Income tax payable	—	689
Deferred compensation liability	5,573	5,185
Current portion of capital lease obligation	157	93
Current portion of long-term debt	7,104	7,024

Total current liabilities	52,145	50,989
Capital lease obligation, less current portion	2,573	1,958
Long-term debt, less current portion	9,540	15,536
Other liabilities	5,511	6,329
Stockholders’ equity	60,734	58,641

	$130,503	$133,453

Note: The balance sheet at September 27, 2003 has been derived from the audited consolidated balance sheet at that date.

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended

	January 3,	December 28,
	2004	2002

	(in thousands except per share amounts)
Net sales	$68,805	$47,088
Cost of sales	53,658	34,773

Gross profit	15,147	12,315
Selling, general and administrative expenses	8,328	8,604
Research, development and related expenses	3,260	3,951

Income (loss) from operations	3,559	(240)
Other income (expense)	(10)	5,443
Interest expense	(368)	(522)

Income before taxes	3,181	4,681
Provision for income taxes	1,178	1,708

Net income	$2,003	$2,973

Basic Earnings per Common Share
Net income per common share	$0.14	$0.21

Diluted Earnings per Common Share
Net income per common and common equivalent share	$0.14	$0.21

Dividends per common share	$0.02	$0.01

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended

	January 3,	December 28,
	2004	2002

	(in thousands)
Cash flows from operating activities:
Net income	$2,003	$2,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,599	2,591
Other	276	(4,562)

Net cash provided by operating activities	4,878	1,002
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,944)	(1,396)
Disposition of property, plant and equipment	—	51
Increase in other assets	(171)	(970)

Net cash used by investing activities	(2,115)	(2,315)
Cash flows from financing activities:
Proceeds from debt borrowings	2,644	13,122
Principal payments on debt and other liabilities	(8,560)	(12,930)
Proceeds from issuance of common stock	251	95
Repurchase of common stock	(364)	(279)
Payment of cash dividends	(295)	(146)

Net cash used by financing activities	(6,324)	(138)

Net decrease in cash and cash equivalents	(3,561)	(1,451)
Cash and cash equivalents at beginning of period	9,211	4,418

Cash and cash equivalents at end of period	$5,650	$2,967

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending October 2, 2004. For further information, refer to the consolidated financial statements and footnotes thereto in the Company’s annual report on Form 10-K for the year ended September 27, 2003.

BEI Technologies, Inc. (“the Company” or “Technologies”) is an established manufacturer of electronic sensors, including optical encoders, motors, actuators and motion control products used for factory and office automation, medical equipment, military, aviation and space systems. In addition, sales to manufacturers of transportation equipment including automobiles, trucks and off-road equipment have become a significant addition to the Company’s business in recent years. The Company’s micromachined quartz yaw rate sensors are being used in advanced vehicle stability control systems and a significant increase in the production of those sensors has been in progress from the middle of 1998 through fiscal 2004 except for a decrease in production in fiscal 2002 due to increased competition. The Company has transitioned to its next generation of automotive inertial quartz based sensor products, remotely mounted multi-sensor clusters with CAN Bus and a multi rate sensor package suitable for incorporation into electronic systems modules. The Company also manufactures seat-memory modules, seat recliner, pedal position and throttle position sensors and other devices used in transportation systems. GyroChip and MotionPak are registered trademarks of the Company.

Technologies was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares in Technologies (the “Distribution”) to all the stockholders of BEI Electronics, Inc. on September 24, 1997. BEI Electronics, Inc. was subsequently renamed BEI Medical Systems Company, Inc. and was acquired by Boston Scientific Corporation in 2002.

Effective October 30, 2000, the Board of Directors of Technologies declared a one-for-one stock dividend to its stockholders. Stockholders of record as of the close of business on October 30, 2000, received one additional share of common stock of Technologies for each share held as of such date, and cash in lieu of any fractional share of Technologies common stock. All per share numbers and per share data included within the Company’s condensed consolidated financial statements have been adjusted as appropriate to reflect the stock dividend.

OpticNet, Inc. (“OpticNet”), formerly a majority owned subsidiary of the Company, was separated from the Company in 2000 through a distribution to the Company’s stockholders of a portion of OpticNet’s outstanding securities, with the Company retaining approximately 24% of OpticNet’s outstanding securities. Since inception, all operating capital for OpticNet has been provided by the Company as debt or equity financing. Originally, the Company accounted for its investment in OpticNet under the equity method of accounting. As of March 30, 2002, the Company recognized as impaired the carrying value of its initial $1.0 million investment in OpticNet and reduced the investment to zero and fully reserved as uncollectable its $2.7 million loan to OpticNet. Since that date the Company has immediately expensed the $2.8 million of funding provided to OpticNet, of which $1.0 million and $1.8 million were incurred in fiscal 2003 and 2002, respectively.

In July 2003, the Company and OpticNet entered into a merger agreement pursuant to which a wholly owned subsidiary of the Company agreed to offer to purchase all of the outstanding common stock of OpticNet at $0.04 per share (the “Tender Offer”) and, upon successful completion of the Tender Offer, merge with and into OpticNet, thereby making OpticNet a wholly owned subsidiary of the Company (the “Merger”). The Tender Offer commenced in August 2003 and was completed at midnight on December 22, 2003, and the Merger was completed on December 23, 2003. Upon acquisition of OpticNet’s outstanding common stock, the Company fully reserved its value in the quarter ending January 3, 2004. OpticNet’s results of operations have been included in the Company’s condensed consolidated financial statements for the quarter ended January 3, 2004. OpticNet’s results of operations did not have a material effect on the Company’s financial position, results of operations or cash flow.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies immediately to VIEs created after January 31, 2003 or to VIEs obtained after that date. For variable interests held in VIEs acquired prior to February 1, 2003, FIN 46 was originally effective July 1, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for VIEs created prior to February 1, 2003 to the first reporting period after December 15, 2003. Since the Company currently has identified no variable interest entities, the adoption of FIN 46 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

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

Equity Investments

The Company records its equity investment in a private company on the cost basis as the Company owns less than 20% of the outstanding equity of the investee company. The Company periodically evaluates the fair market value of its equity investment to determine if an other-than-temporary impairment in the value of its investment has taken place. Equity investments totaling approximately $1.0 million, net, at January 3, 2004 and September 27, 2003 were included in other assets in the accompanying consolidated balance sheets.

Product Warranty

The Company offers limited warranties for its products for a period that lasts generally from one to four years. The specific terms and conditions of those warranties vary depending upon the products sold that are specific to different industries and customers. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, specifically known or reported product issues and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities on a minimum of a quarterly basis and adjusts that amount as necessary. Changes in the Company’s product warranty liability during the period are as follows (in thousands):

Balance, September 27, 2003	$1,167
Warranties issued during the period	111
Settlements made during the period	(59)
Changes in liability for pre-existing warranties during the period, including expirations	658

Balance, January 3, 2004	$1,877

Stock Based Compensation

The Company’s 1997 Equity Incentive Plan provides for the granting of incentive stock options to employees and stock or options to consultants, employees and directors. The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of FAS Nos. 123 and 148. If compensation expense for the Company’s stock option plan had been determined based upon fair values at the grant dates for awards under those plans in accordance with FAS No. 123, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows (in thousands except per share amounts):

	Quarter Ended

	January 3,	December 28,
	2004	2002

Net income, as reported	$2,003	$2,973
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(94)	(245)

Pro forma net income	$1,909	$2,728

Earnings per Common Share:
Basic-as reported	$0.14	$0.21
Basic-pro forma	$0.13	$0.19
Diluted-as reported	$0.14	$0.21
Diluted-pro forma	$0.13	$0.19

NOTE 2. INVENTORIES

Inventories are carried principally at the lower of cost or fair value and do not exceed their net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

		September 27, 2003
		(Derived from the
	January 3,	audited consolidated
	2004	balance sheet at that
	(Unaudited)	date)

	(in thousands)
Finished products	$4,136	$3,503
Work in process	5,547	5,284
Materials	14,964	15,403

Total inventories	$24,647	$24,190

NOTE 3. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Quarter Ended

	January 3,	December 28,
	2004	2002

Numerator
Net income	$2,003	$2,973

Denominator
Denominator for basic earnings per common share — Weighted average shares, net of nonvested shares (FY 2004 – 764 shares; FY 2003 – 728 shares)	14,230	14,098
Effect of dilutive securities:
Nonvested shares	85	61
Employee stock options	202	131

Denominator for diluted earnings per share	$14,517	$14,290

Basic earnings per common share	$0.14	$0.21

Diluted earnings per common share	$0.14	$0.21

NOTE 4. LONG-TERM DEBT

		September 27,
		2003
		(Derived from
		the audited
	January 3,	consolidated
	2004	balance sheet at
	(Unaudited)	that date)

	(in thousands)
6.70% Senior Notes; due in annual installments of $7,000 from November 16, 2001 through November 16, 2005	$14,000	$21,000
Revolving line of credit with a bank not to exceed $25,000; due in full January 17, 2006	1,090	—
Mortgage note payable; due in quarterly installments of $26 until December 2008 when the remaining balance is due; collateralized by certain real property	1,554	1,560

	16,644	22,560
Less current portion	7,104	7,024

	$9,540	$15,536

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

On August 14, 2002, the Company established a $25.0 million line of credit, which matures on January 17, 2006, as amended, with a bank and terminated the $25.0 million facility in place at the end of fiscal 2001 with another bank.

During December 2003, the mortgage note payable was refinanced with a bank and the mortgage note payable with the original lender was terminated. The mortgage note payable bears interest either at the selected LIBOR rate plus 1.65% or the Bank’s reference rate less 0.625% and matures on December 15, 2008.

NOTE 5. RELATED PARTY TRANSACTIONS

During fiscal 2001, the Company agreed to provide OpticNet with a line of credit originally established for up to $2.0 million, amended in March 2002 to allow for borrowings by OpticNet of up to $3.0 million and in October 2002 to extend the maturity date to December 31, 2002. The outstanding principal on the note evidencing the line of credit had an interest rate of prime plus 1.5% per annum. During the fiscal quarter ended June 29, 2002, the Company suspended the availability of advances to OpticNet under the line of credit, as the Company concluded that the note receivable totaling $2.7 million in principal amount at such time was uncollectable and the Company’s original investment in OpticNet was impaired. This determination was a result of OpticNet’s inability to attract significant strategic partners or third party financing necessary to sustain operations. Therefore, a charge of $3.1 million was recorded in the Company’s statement of operations in fiscal 2002 as the note receivable was deemed uncollectable and the carrying value of the original investment in OpticNet was deemed impaired.

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

The Company also leases 15,571 square feet of office and manufacturing facilities used for research and development and manufacturing activities in Hayward, California, which it originally subleased entirely to OpticNet under an agreement entered into in October 2001, for an initial term expiring December 2005. During March 2002, OpticNet concluded it was necessary to reduce operating costs due to its inability to obtain significant strategic partners or third party financing. The companies both agreed that a reduction in operations would lower usage of the subleased facilities described above. Beginning March 31, 2002, the Company agreed to prorate the annual lease payments for the space and equipment from OpticNet, based on the portion of the facilities OpticNet required to support its current customers.

The Company was party to an intercompany services agreement with OpticNet, entered into in October 2000, under which the company provided certain administrative services to OpticNet at a cost of $25,000 per fiscal quarter. During the third quarter of fiscal 2002, the Company agreed to suspend current and future charges under the agreement, in light of the inability of OpticNet to obtain outside financing to such date.

In the quarter ended March 30, 2002, the Company concluded that portions of the assets held under leases were in excess to the Company’s requirements. See Note 7 for further discussion of this provision for excess capacity.

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

In fiscal 2003 the Company provided approximately $1.0 million of additional funding to OpticNet for general operating expenses. This funding was expensed during fiscal year 2003 and was included in other expense.

In July 2003, the Company and OpticNet entered into a merger agreement pursuant to which a wholly owned subsidiary of the Company agreed to offer to purchase all of the outstanding common stock of OpticNet at

$0.04 per share and, upon successful completion of the Tender Offer, merge with and into OpticNet, thereby making OpticNet a wholly owned subsidiary of the Company. The Tender Offer commenced in August 2003 and was completed at midnight on December 22, 2003 and the Merger was completed on December 23, 2003. Upon acquisition of OpticNet’s outstanding common stock, the Company fully reserved its value in the quarter ending January 3, 2004. OpticNet’s results of operations have been included in the Company’s condensed consolidated financial statements for the quarter ended January 3, 2004. OpticNet’s results of operations did not have a material effect on the Company’s financial position, results of operations or cash flow.

NOTE 6. CONTINGENCIES AND LITIGATION

Claim against U.S. Government

The Company believed that BEI Defense Systems Company (“Defense Systems”), a subsidiary of the Company with discontinued operations, suffered substantial monetary damages due to actions of the U.S. Government in connection with the parties’ H70 contract in effect during the 1992-1996 timeframe. As a result, Defense Systems filed a substantial claim against the U.S. Government in 1996. Following attempts to negotiate a settlement, Defense Systems filed an appeal of its claim that was heard before an Administrative Judge at the Armed Services Board of Contract Appeals (“ASBCA”). In fiscal 2002, the Judge ruled that Defense Systems was entitled to an “equitable reformation” of the prices on certain rockets and motors in the H70 contract. The decision was remanded to the parties to negotiate the amount. The parties were unable to negotiate an amount on their own, so the parties then agreed to enter a non-binding mediation of Alternate Dispute Resolution process with the same Administrative Judge from the ASBCA who had rendered the original entitlement decision. Effective December 2002, the parties finalized mediation that resulted in a settlement, net of expenses, of $5.4 million. This amount was recorded in other income for the quarter ended December 28, 2002.

Other

During fiscal 2002, Defense Systems was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney’s fees, of approximately $0.7 million against the Company. The Company is in the process of contesting the award and filed an appeal of the judgment in the United States Court of Appeals for the Eighth Circuit. Due to the uncertainty of success in the appeal, the Company reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002. In early February 2004, the appeals court issued an opinion reversing the district court’s judgment in part, remanding one of the claims to the district court for further consideration consistent with the appeals court's opinion.

During fiscal 2002, the Company initiated litigation against a competitor alleging patent infringement of certain quartz technologies. Effective September 2003, the parties finalized mediation that resulted in a cash settlement, net of expenses, of $7.6 million. This settlement included legal expense recovery recorded as an offset to selling, general and administrative expense in the fiscal quarter ended September 27, 2003. This legal expense recovery amounted to approximately $3.5 million, of which $2.7 million and $0.8 million were incurred in fiscal 2003 and 2002, respectively. An additional $2.1 million was recorded in other income, net of other direct costs associated with the settlement, in the quarter ended September 27, 2003. Additional favorable impacts of approximately $1.0 million and $1.1 million will be recognized in other income during fiscal years 2004 and 2005, respectively. Of these amounts, a favorable impact of $0.3 million was recognized in the quarter ended January 3, 2004.

The Company has various other pending legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

NOTE 7. RESTRUCTURING CHARGES

In March 2002, the Company approved a plan to close a facility and relocate manufacturing activities to a more cost effective location. As a result, the Company accrued $2.2 million related primarily to the closure of manufacturing facilities and administrative functions including the accrual of remaining payments on the facility operations lease, less future anticipated sublease payments. Other costs included write-downs of fixed assets and inventories to their fair value. The facility closure and relocation was completed within the 12 month period ending March 29, 2003. The Company continues to make payments related to the facility closure and these payments are charged to the remaining balance of the provision. The detail of the Company’s provision for product line move and other is as follows (in thousands):

Facility Closure
Charges

Balance, September 27, 2003	$238
Charges	—
Amounts utilized	(152)

Balance, January 3, 2004	$86

In the quarter ended March 30, 2002, the Company concluded that portions of the assets held under leases were in excess to the Company’s requirements. As discussed above, these assets had been primarily used by OpticNet. This determination was a result of OpticNet’s lack of success in attracting strategic partners or third party financing. In March 2002, the Company recorded a charge of $10.3 million for expected future losses on the leases of the facility and production assets in the provision for excess capacity.

In September 2003, the Company approved a plan to cease operation of its silicon fabrication facility. To date, the Company had made significant investments in designing a silicon rate sensor, including related equipment and facilities. Technologies’ assessment is that its continuing progress with quartz technology will remain competitive and therefore will not continue to operate its silicon fabrication facility. The Company recognized an impairment related to the discontinued use of these assets of $1.2 million included in the provision for excess capacity.

The detail of the Company’s provision for excess capacity is as follows (in thousands):

	Equipment	Facility Lease	Other
	Lease Charges	Impairment Charges	Commitments	Total

Balance, September 27, 2003	$4,422	$404	$222	$5,048
Additional charges	—	—	—	—
Amounts utilized	(560)	(57)	(8)	(625)

Balance, January 3, 2004	$3,862	$347	$214	$4,423

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company’s Form 10-K for the year ended September 27, 2003, in particular, within the “Risk Factors” section thereof.

Results of Operations

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company’s Condensed Consolidated Statements of Operations.

	Quarter Ended

	January 3,	December 28,
	2004	2002

Net sales	100.0%	100.0%
Cost of sales	78.0	73.8

Gross profit	22.0	26.2
Selling, general and administrative expenses	12.1	18.3
Research, development and related expenses	4.7	8.4

Income (loss) from operations	5.2	(0.5)
Other income (expense)	—	11.6
Interest expense	(0.5)	(1.1)

Income before taxes	4.7	10.0
Provision for income taxes	1.7	3.6

Net income	3.0%	6.4%

Quarters Ended January 3, 2004 and December 28, 2002

Net sales for the first quarter of fiscal 2004 increased $21.7 million, or 46.1%, to $68.8 million from $47.1 million during the same period in fiscal 2003.

The sales volume increase was primarily due to commercial sales to domestic and foreign automotive customers. Automotive sensor sales increased by $18.6 million to $42.6 million in the first quarter of fiscal 2004 from $24.0 million in the comparable period of fiscal 2003 due primarily to improved acceptance of stability control systems by customers and the launch of new platforms using GyroChip sensors in stability control systems. Sales under government contracts increased by $1.8 million from the same period of fiscal 2003, while sales of non-automotive commercial products increased by $1.4 million from the same period of fiscal 2003. Although the Company’s sales have historically been to many customers in a variety of markets, during the first quarter of fiscal 2004 and fiscal 2003, one automotive customer accounted for approximately 48% and 32%, respectively, of the Company’s net sales. Sales volume to that one customer is subject to the usage of the Company’s sensors in its end user antilock braking or stability control systems that are impacted by trends in the automotive industry.

Cost of sales as a percentage of net sales in the first quarter of fiscal 2004 increased 4.2 percentage points to 78.0% from 73.8% in the comparable period of fiscal 2003 due primarily to a higher proportion of automotive revenue with lower associated margins and scrap issues with two automotive vendors that resulted in increased costs of $0.7 million. There may be additional margin rate variability in future quarters due to the introduction of new products and related changes in average prices, changes in manufacturing processes and volumes, changes in supplier costs, and product life cycles.

Selling, general and administrative expenses as a percentage of net sales decreased 6.2 percentage points in the first quarter of fiscal 2004 versus the comparable period of fiscal 2003 primarily due to reduced spending on legal proceedings and a higher revenue base. Actual selling, general and administrative expenses decreased $0.3 million from the prior fiscal year period.

Research, development and related expenses as a percentage of net sales for the first quarter of fiscal 2004 decreased by 3.7 percentage points over the comparable period of fiscal 2003 primarily as a result of the reduced silicon development effort, a transfer of costs associated with prototype billings from research, development and related expenses to cost of sales and a higher revenue base. Actual research, development and related expenses decreased $0.7 million over the prior fiscal year period.

Other income as a percentage of sales decreased 11.6 percentage points over the comparable period of fiscal 2003 as the prior year quarter included the settlement of litigation with the U.S. Government regarding the H70 contract, see Note 6 to the condensed consolidated financial statements. This litigation resulted in a net favorable settlement of $5.4 million, recognized in the quarter ended December 28, 2002.

Interest expense as a percentage of sales decreased 0.6 percentage points from the same period of the prior fiscal year. This decrease is primarily due to reduced borrowing levels on the senior notes and line of credit and lower interest rates on the Company’s line of credit as compared to the senior notes.

Liquidity and Capital Resources

During the first three months of fiscal 2004, total cash provided by operations was $4.9 million. Cash provided by operations included the positive impact of non-cash charges from depreciation and amortization of $1.9 million and $0.7 million, respectively. In addition, positive impacts to cash resulted from net income of $2.0 million, decreases in trade receivables, other current assets and other impacts of $0.6 million, $0.2 million and $0.2 million, respectively, as well as increases in trade accounts payable and customer advances of $3.5 million and $0.6 million, respectively. These items were offset by an increase in inventories of $0.5 million, and decreases in accrued liabilities and other liabilities of $3.6 million and $0.7 million, respectively.

Cash used by investing activities included equipment purchases of $1.9 million primarily to expand production capacity related to the Company’s automotive products and an increase in other assets of $0.2 million.

Cash used by financing activities included debt payments of $8.6 million, which consisted of $7.0 million in scheduled payments on the Company’s senior notes and $1.6 million paid to refinance the existing mortgage note payable. Other cash used by financing activities included cash purchases of the Company’s stock for $0.4 million and dividend payments of $0.3 million. These items were partially offset by proceeds from borrowings on the Company’s line of credit of $1.1 million, proceeds from the refinanced mortgage note payable of $1.6 million and proceeds from the issuance of common stock of $0.3 million.

While the Company believes that its available credit line of $25.0 million and cash derived from operations will be sufficient to meet the Company’s capital requirements for the next twelve months, the Company may need to raise additional funds through public or private financings or other arrangements. As of January 3, 2004, the Company had outstanding borrowings on the line of credit of $1.1 million with $23.9 million available for additional borrowing. The line of credit matures on January 17, 2006. Revenue and profitability may be negatively affected until there is clear evidence of an upswing in the industrial economy.

There can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.

The Company has incurred capital commitments of approximately $2.0 million in the normal course of business to expand automotive production capacity at January 3, 2004.

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

The United States Securities and Exchange Commission (“SEC”) has defined critical accounting policies as those that are most important to the portrayal of an issuer’s financial condition and results of operations and require management to make the most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. The Company believes the critical accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended September 27, 2003 reflect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. There has been no significant change in the Company’s critical accounting policies since the fiscal year ended September 27, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company’s Form 10-K for the fiscal year ended September 27, 2003 under the heading corresponding to that set forth above. The Company’s exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as a portion of the Company’s restricted investments are in short-term debt securities issued by corporations. The Company’s restricted investments are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company’s short-term restricted investments, the Company believes that it is not subject to any material market risk exposure. The Company does not have any foreign currency or other derivative financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During fiscal 2002, Defense Systems was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney's fees, of approximately $0.7 million against the Company. The Company is in the process of contesting the award and filed an appeal of the judgment in the United States Court of Appeals for the Eighth Circuit. Due to the uncertainty of success in the appeal, the Company reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002. In early February 2004, the appeals court issued an opinion reversing the district court's judgment in part, remanding one of the claims to the district court for further consideration consistent with the appeals court's opinion.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits

Exhibit Number		Description	Footnote

2.1		Distribution Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.2		Corporate Services Agreement between BEI Technologies, Inc. and BEI Electronics, Inc.	i

2.3		Tax Allocation and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.4		Assumption of Liabilities and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.5		Technology Transfer and License Agreement by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.6		Trademark Assignment and Consent Agreement by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.7		Agreement Regarding Certain Representations and Covenants by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i

3.1		Certificate of Incorporation of BEI Technologies, Inc.	i

3.2		Bylaws of BEI Technologies, Inc.	i

3.3		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 99.3 hereto)	i

4.1		Specimen Common Share Certificate	i

4.2		Certificate of Incorporation of BEI Technologies, Inc. (filed as Exhibit 3.1 hereto)	i

4.3		Bylaws of BEI Technologies, Inc. (filed as Exhibit 3.2 hereto)	i

4.4		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 99.3 hereto)	i

4.5		Form of Rights Certificate (filed as Exhibit 99.4 hereto)	i

10.1	*	Registrant’s 1997 Equity Incentive Plan and forms of related agreements	i

10.2	*	Executive Change in Control Benefits Agreement between BEI Technologies, Inc. and Certain Named Executive Officers	i

Exhibit Number		Description	Footnote

10.5		Note Purchase Agreement dated November 16, 1998 by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company and Allstate Life Insurance Company	ii

10.6		Amendment to Tax Allocation and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	ii

10.9		Development and Supply Agreement, dated April 26, 2001, by and between Systron Donner Inertial Division and Continental Teves AG & Co.	iv

10.10		Amendment to Note Purchase Agreement as amended as of March 30, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company and Allstate Life Insurance Company	v

10.11		Credit Agreement dated August 14, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc. and Union Bank of California	vi

10.12		Second amendment to Note Purchase Agreement and Waiver dated December 20, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company and Allstate Life Insurance Company	vi

10.13	*	Employment Agreement between BEI Technologies, Inc. and Asad M. Madni, renewed as of October 1, 2003

21.1		Subsidiaries of the Registrant	ii

31.1		CEO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2		CFO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1		CEO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2		CFO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1		BEI Technologies, Inc. Information Statement dated September 24, 1997	ii

Exhibit Number	Description	Footnote

99.2	Rights Agreement dated as of September 11, 1997 among BEI Technologies, Inc. and ChaseMellon Shareholder Services, L.L.C	i

99.3	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock	i

99.4	Form of Rights Certificate	i

(i)	Incorporated by reference. Previously filed as an exhibit to the Registrant’s Information Statement on Form 10 (File No. 0-22799) as filed on September 22, 1997.

(ii)	Incorporated by reference. Previously filed as an exhibit to the Form 10-K (File No. 0-22799) as filed on December 30, 1998.

(iii)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on February 13, 2001.

(iv)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on August 14, 2001.

(v)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on May 13, 2002.

(vi)	Incorporated by reference. Previously filed as an exhibit to the Form 10-K (File No. 000-22799) as filed on December 23, 2002.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.

(b)	Reports on Form 8-K

During the quarter ended January 3, 2004, the Company filed a Report on Form 8-K on October 30, 2003 to announce its results of operations and financial condition for the three months and fiscal year ended September 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2004.

BEI Technologies, Inc.

By: /s/ Robert R. Corr

Robert R. Corr
Vice President, Treasurer, Controller and Secretary
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.13	Employment Agreement between BEI Technologies, Inc. and Asad M. Madni, renewed as of October 1, 2003

31.1	CEO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	CFO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	CEO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002