Form 10-Q
period 2004-04-03
BEI TECHNOLOGIES INC
filed 2004-05-14
CIK 1041866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 2004 or

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         for the transition period from to ----- . -----

                         Commission file number 0-22799

                     B E I  T E C H N O L O G I E S, I N C.

             (Exact name of Registrant as specified in its charter)

              Delaware                                   94-3274498
-------------------------------------    -----------------------------------
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

Common Stock: $.001 Par Value, 14,752,425 shares issued and outstanding as of April 22, 2004.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets-- April 3, 2004
                 and September 27, 2003                                                             3

                 Condensed Consolidated Statements of Operations-- Quarter and Six Months
                 Ended April 3, 2004 and March 29, 2003                                             4

                 Condensed Consolidated Statements of Cash Flows-- Quarter and Six Months
                 Ended April 3, 2004 and March 29, 2003                                             5

                 Notes to Condensed Consolidated Financial Statements--
                 April 3, 2004                                                                      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                13

Item 3.   Quantitative and Qualitative Disclosure About Market Risk                                18

Item 4.   Controls and Procedures                                                                  18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                        19

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities         19

Item 4.   Submission of Matters to Vote of Security Holders                                        20

Item 6.   Exhibits and Reports on Form 8-K                                                         20

                 (a)   Exhibits

                 (b) Reports on Form 8-K

          SIGNATURES                                                                                23

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 April 3,            September 27,
                                                                                   2004                   2003
                                                                                (Unaudited)         (See note below)
                                                                             -----------------     -------------------
                                                                                          (in thousands)
ASSETS
Cash and cash equivalents                                                        $ 10,124               $  9,211
Restricted investments                                                              4,224                  5,185
Trade receivables, net                                                             37,646                 37,271
Inventories, net                                                                   26,121                 24,190
Deferred income taxes                                                               8,375                  8,372
Other current assets                                                                5,484                  4,543
                                                                                 --------               --------
    Total current assets                                                           91,974                 88,772

Property, plant and equipment, net                                                 37,480                 37,123
Acquired technology                                                                   315                    542
Goodwill                                                                            1,612                  1,612
Other assets, net                                                                   5,368                  5,404
                                                                                 --------               --------
                                                                                 $136,749               $133,453
                                                                                 ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                                           $ 24,812               $ 15,680
Accrued expenses and other liabilities                                             20,467                 22,318
Income tax payable                                                                  1,000                    689
Deferred compensation liability                                                     4,224                  5,185
Current portion of capital lease obligation                                           152                     93
Current portion of long-term debt                                                   7,104                  7,024
                                                                                 --------               --------
    Total current liabilities                                                      57,759                 50,989

Capital lease obligation, less current portion                                      2,297                  1,958
Long-term debt, less current portion                                                8,424                 15,536
Other liabilities                                                                   3,380                  6,329
Stockholders' equity                                                               64,889                 58,641
                                                                                 --------               --------
                                                                                 $136,749               $133,453
                                                                                 ========               ========

Note: The balance sheet at September 27, 2003 has been derived from the audited consolidated balance sheet at that date.

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                Quarter Ended             Six Months Ended
                                                          --------------------------  -------------------------
                                                            April 3,     March 29,     April 3,       March 29,
                                                             2004          2003          2004           2003
                                                          --------------------------  -------------------------
                                                                (in thousands except per share amounts)
                                                          -----------------------------------------------------
Net sales                                                 $    73,531   $    54,715   $  142,336    $  101,803
Cost of sales                                                  54,963        41,958      108,621        76,731
                                                          -----------   -----------   ----------    ----------
Gross profit                                                   18,568        12,757       33,715        25,072
Selling, general, administrative and other expenses             9,560         8,694       17,888        17,298
Research, development and related expenses                      3,390         4,271        6,650         8,222
                                                          -----------   -----------   ----------    ----------
Income (loss) from operations                                   5,618         (208)        9,177         (448)
Other income                                                      291           184          281         5,627
Interest expense                                                (353)         (488)        (721)       (1,010)
                                                          -----------   -----------   ----------    ----------
Income (loss) before taxes                                      5,556         (512)        8,737         4,169
Provision (benefit) for income taxes                            2,052         (191)        3,230         1,517
                                                          -----------   -----------   ----------    ----------
Net income (loss)                                         $     3,504   $     (321)   $    5,507    $    2,652
                                                          ===========   ==========    ==========    ==========

     BASIC EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) per common share                        $      0.25   $    (0.02)   $     0.39    $     0.19
                                                          ===========   ==========    ==========    ==========

     DILUTED EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) per common and common
    equivalent share                                      $      0.24   $    (0.02)   $     0.38    $     0.19
                                                          ===========   ==========    ==========    ==========

Dividends per common share                                $      0.01   $     0.01    $     0.03    $     0.02
                                                          ===========   ==========    ==========    ==========

 See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             Quarter Ended              Six Months Ended
                                                       --------------------------- ----------------------------
                                                        April 3,       March 29,     April 3,         March 29,
                                                          2004           2003          2004             2003
                                                       --------------------------- ----------------------------
                                                                           (in thousands)
                                                       --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ 3,504      $    (321)     $ 5,507       $   2,652
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                           2,951          2,572        5,550           5,163
     Other                                                   1,529          4,360        1,805            (202)
                                                           -------      ---------      -------       ---------
Net cash provided by operating activities                    7,984          6,611       12,862           7,613

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment              (2,514)        (2,099)      (4,458)         (3,495)
     Disposition of property, plant and equipment               --             --           --              51
     Decrease (increase) in other assets                       153         (2,205)         (18)         (3,175)
                                                           -------      ---------      -------       ---------
Net cash used by investing activities                       (2,361)        (4,304)      (4,476)         (6,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt borrowings                              --         17,523        2,644          30,645
     Principal payments on debt and other liabilities       (1,156)       (18,132)      (9,716)        (31,062)
     Proceeds from issuance of common stock                    169             19          420             114
     Repurchase of common stock                                (14)          (541)        (378)           (820)
     Payment of cash dividends                                (148)          (146)        (443)           (292)
                                                           -------      ---------      -------       ---------
Net cash used by financing activities                       (1,149)        (1,277)      (7,473)         (1,415)
                                                           -------      ---------      -------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         4,474          1,030          913            (421)
Cash and cash equivalents at beginning of period             5,650          2,967        9,211           4,418
                                                           -------      ---------      -------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $10,124      $   3,997      $10,124       $   3,997
                                                           =======      =========      =======       =========

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending October 2, 2004. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 27, 2003.

BEI Technologies, Inc. ("the Company" or "Technologies") is an established manufacturer of electronic sensors, including optical encoders, motors, actuators and motion control products used for factory and office automation, medical equipment, military, aviation and space systems. In addition, sales to manufacturers of transportation equipment including automobiles, trucks and off-road equipment have become a significant addition to the Company's business in recent years. The Company's micromachined quartz yaw rate sensors are being used in advanced vehicle stability control systems and a significant increase in the production of those sensors has been in progress from the middle of 1998 through fiscal 2004 except for a decrease in production in fiscal 2002 due to increased competition. The Company has transitioned to its next generation of automotive inertial quartz based sensor products, remotely mounted multi-sensor clusters with Controlled Area Network Bus ("CAN Bus") and a multi-rate sensor package suitable for incorporation into electronic systems modules. The Company also manufactures seat-memory modules, seat recliner, pedal position and throttle position sensors and other devices used in transportation systems. GyroChip and MotionPak are registered trademarks of the Company.

Technologies was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares in Technologies (the "Distribution") to all the stockholders of BEI Electronics, Inc. on September 24, 1997. BEI Electronics, Inc. was subsequently renamed BEI Medical Systems Company, Inc. and was acquired by Boston Scientific Corporation in 2002.

OpticNet, Inc. ("OpticNet"), formerly a majority owned subsidiary of the Company, was separated from the Company in 2000 through a distribution to the Company's stockholders of a portion of OpticNet's outstanding securities, with the Company retaining approximately 24% of OpticNet's outstanding securities. Since inception, all operating capital for OpticNet has been provided by the Company as debt or equity financing. Originally, the Company accounted for its investment in OpticNet under the equity method of accounting. As of March 30, 2002, the Company recognized as impaired the carrying value of its initial $1.0 million investment in OpticNet and reduced the investment to zero and fully reserved as uncollectable its $2.7 million loan to OpticNet. Since that date the Company has immediately expensed the $2.8 million of funding provided to OpticNet, of which $1.0 million and $1.8 million were incurred in fiscal 2003 and 2002, respectively.

In July 2003, the Company and OpticNet entered into a merger agreement pursuant to which a wholly owned subsidiary of the Company agreed to offer to purchase all of the outstanding common stock of OpticNet at $0.04 per share (the "Tender Offer") and, upon successful completion of the Tender Offer, merge with and into OpticNet, thereby making OpticNet a wholly owned subsidiary of the Company (the "Merger"). The Tender Offer commenced in August 2003 and was completed at midnight on December 22, 2003, and the Merger was completed on December 23, 2003. Upon acquisition of OpticNet's outstanding common stock, the Company fully reserved its cost of $0.2 million in the quarter ending January 3, 2004. OpticNet's results of operations have been included in the Company's condensed consolidated financial statements for the quarter and six months ended April 3, 2004. OpticNet's results of operations did not have a material effect on the Company's financial position, results of operations or cash flow as of and for the periods ended April 3, 2004.

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

EQUITY INVESTMENTS

The Company records its equity investment in a private company on a cost basis as the Company owns less than 20% of the outstanding equity of the investee company. The Company periodically evaluates the fair market value of its equity investment to determine if an other-than-temporary impairment in the value of its investment has taken place. Equity investments totaling approximately $1.0 million, net, at April 3, 2004 and September 27, 2003 were included in other assets in the accompanying consolidated balance sheets.

PRODUCT WARRANTY

The Company offers limited warranties for its products for a period that lasts generally from one to four years. The specific terms and conditions of those warranties vary depending upon the products sold that are specific to different industries and customers. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, specifically known or reported product issues and costs per claim. The Company assesses the adequacy of its recorded warranty liabilities on a minimum of a quarterly basis and adjusts that amount as necessary. Changes in the Company's product warranty liability during the period are as follows (in thousands):

Balance, September 27, 2003                                        $1,167
   Warranties issued during the period                                321
   Settlements made during the period                                (288)
   Changes in liability for pre-existing warranties
      during the period, including expirations                         71
                                                                  -------
Balance, April 3, 2004                                             $1,271
                                                                  =======

STOCK BASED COMPENSATION

The Company's 1997 Equity Incentive Plan provides for the granting of incentive stock options to employees and stock or options to consultants, employees and directors. The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of FAS Nos. 123 and 148. If compensation expense for the Company's stock option plan had been determined based upon fair values at the grant dates for awards under those plans in accordance with FAS No. 123, the Company's pro forma net earnings, basic and diluted earnings per common share would have been as follows (in thousands except per share amounts):

                                                                  Quarter Ended             Six Months Ended
                                                                  -------------             ----------------
                                                                             March 29,   April 3,        March 29,
                                                             April 3, 2004     2003       2004             2003
                                                             --------------------------------------------------------
                                                                     (in thousands except per share amounts)

Net income (loss), as reported                               $3,504          $ (321)     $5,507          $2,652

Deduct:  Total stock based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                      (66)           (195)      (160)            (441)
                                                               ----            -----      -----          ------

Pro forma net income (loss)                                  $3,438          $ (516)     $5,347          $2,211

             EARNINGS (LOSS) PER COMMON SHARE:

Basic-as reported                                            $ 0.25          $(0.02)     $ 0.39          $ 0.19

Basic-pro forma                                              $ 0.24          $(0.04)     $ 0.37          $ 0.16

Diluted-as reported                                          $ 0.24          $(0.02)     $ 0.38          $ 0.19

Diluted-pro forma                                            $ 0.24          $(0.04)     $ 0.37          $ 0.16

 NOTE 2.   INVENTORIES

Inventories are carried principally at the lower of cost or fair value and do not exceed their net realizable value. Cost is determined by the first-in, first-out ("FIFO") method, including material, labor and factory overhead.

                                                           September 27, 2003
                                                           (Derived from the
                                             April 3,     audited consolidated
                                               2004      balance sheet at that
                                         (Unaudited)              date)
                                        ---------------------------------------
                                                 (in thousands)
                                        ----------------------------------------
Finished products                       $ 5,452                $ 3,503
Work in process                           5,850                  5,284
Materials                                14,819                 15,403
                                        --------               --------
Total inventories                       $26,121                $24,190
                                        ========               ========

NOTE 3.   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

                                                                   Quarter Ended                 Six Months Ended
                                                              -------------------------    ------------------------------
                                                               April 3,     March 29,       April 3,         March 29,
                                                                 2004          2003           2004             2003

                                                              -------------------------    ------------------------------
                                                                       (in thousands except per share amounts)
                          Numerator

Net income (loss)                                             $      3,504  $      (321)   $      5,507    $        2,652
                                                              ============  ===========    ============    ==============

                         Denominator

Denominator for basic earnings (loss) per common share --

    Weighted average shares, net of nonvested
    shares (FY 2004 -  718 shares Q2, 737 shares YTD;
    FY 2003 - 602 shares Q2, 624 shares YTD)                        14,295       14,137          14,259            14,120
Effect of dilutive securities:
   Nonvested shares                                                     87           --              97                28
   Employee stock options                                              228           --             216               106
                                                              ------------  -----------    ------------    --------------
   Denominator for diluted earnings (loss) per share                14,610       14,137          14,572            14,254
                                                              ============  ===========    ============    ==============
Basic earnings (loss) per common share                        $       0.25  $     (0.02)   $       0.39    $         0.19
                                                              ============  ===========    ============    ==============
Diluted earnings (loss) per common share                      $       0.24  $     (0.02)   $       0.38    $         0.19
                                                              ============  ===========    ============    ==============

NOTE 4.  LONG-TERM DEBT

                                                                                                 September 27,
                                                                                                      2003
                                                                                                 (Derived from
                                                                                                  the audited
                                                                                   April 3,       consolidated
                                                                                     2004       balance sheet at
                                                                                 (Unaudited)       that date)
                                                                              -----------------------------------
                                                                                           (in thousands)
                                                                              -----------------------------------
6.70% Senior Notes; due in annual installments of $7,000 from
November 16, 2001 through November 16, 2005                                     $14,000            $21,000

Mortgage note payable; due in quarterly installments of $26 until
December 2008 when the remaining balance is due; collateralized
by certain real property                                                          1,528              1,560
                                                                                -------            -------
                                                                                 15,528             22,560
Less current portion                                                              7,104              7,024
                                                                                -------            -------
                                                                                $ 8,424            $15,536
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

On August 14, 2002, the Company established a $25.0 million line of credit, which matures on January 17, 2006, as amended, with a bank. No borrowings were outstanding under the line of credit as of April 3, 2004 or September 27, 2003.

During December 2003, the mortgage note payable was refinanced with a bank and the mortgage note payable with the original lender was terminated. The mortgage note payable bears interest either at the selected LIBOR rate plus 1.625% or the bank's reference rate less 0.625% and matures on December 15, 2008.

NOTE 5.   RELATED PARTY TRANSACTIONS

OpticNet, Inc. ("OpticNet"), formerly a majority owned subsidiary of the Company, was separated from the Company in 2000 through a distribution to the Company's stockholders of a portion of OpticNet's outstanding securities, with the Company retaining approximately 24% of OpticNet's outstanding securities. Since inception, all operating capital for OpticNet has been provided by the Company as debt or equity financing. Originally, the Company accounted for its investment in OpticNet under the equity method of accounting. As of March 30, 2002, the Company recognized as impaired the carrying value of its initial $1.0 million investment in OpticNet and reduced the investment to zero and fully reserved as uncollectable its $2.7 million loan to OpticNet. Since that date the Company has immediately expensed the $2.8 million of funding provided to OpticNet, of which $1.0 million and $1.8 million were incurred in fiscal 2003 and 2002, respectively.

In fiscal 2003 the Company provided approximately $1.0 million of additional funding to OpticNet for general operating expenses. This funding was expensed during fiscal year 2003 and was included in other expense.

In July 2003, the Company and OpticNet entered into a merger agreement pursuant to which a wholly owned subsidiary of the Company agreed to offer to purchase all of the outstanding common stock of OpticNet at $0.04 per share and, upon successful completion of the Tender Offer, merge with and into OpticNet, thereby making OpticNet a wholly owned subsidiary of the Company. The Tender Offer commenced in August 2003 and was completed at midnight on December 22, 2003 and the Merger was completed on December 23, 2003. Upon acquisition of OpticNet's outstanding common stock, the Company fully reserved its cost of $0.2 million in the quarter ending January 3, 2004. OpticNet's results of operations have been included in the Company's condensed consolidated financial statements for the quarter and six months ended April 3, 2004. OpticNet's results of operations did not have a material effect on the Company's financial position, results of operations or cash flow.

NOTE 6.   CONTINGENCIES AND LITIGATION

Claim against U.S. Government

The Company believed that BEI Defense Systems Company ("Defense Systems"), a subsidiary of the Company with discontinued operations, suffered substantial monetary damages due to actions of the U.S. Government in connection with the parties' H70 contract in effect during the 1992-1996 timeframe. As a result, Defense Systems filed a substantial claim against the U.S. Government in 1996. Following attempts to negotiate a settlement, Defense Systems filed an appeal of its claim that was heard before an Administrative Judge at the Armed Services Board of Contract Appeals ("ASBCA"). In fiscal 2002, the Judge ruled that Defense Systems was entitled to an "equitable reformation" of the prices on certain rockets and motors in the H70 contract. The decision was remanded to the parties to negotiate the amount. The parties were unable to negotiate an amount on their own, so the parties then agreed to enter into a non-binding mediation of Alternate Dispute Resolution process with the same Administrative Judge from the ASBCA who had rendered the original entitlement decision. Effective December 2002, the parties finalized mediation that resulted in a settlement, net of expenses, of $5.4 million. This amount was recorded in other income for the quarter ended December 28, 2002.

Other

During fiscal 2002, Defense Systems was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney's fees, of approximately $0.7 million against the Company. The Company filed an appeal of the judgment in the United States Court of Appeals for the Eighth Circuit. Due to the uncertainty of success in the appeal, the Company reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002. In early February 2004, the appeals court issued an opinion reversing the district court's judgment in part, and remanding one of the claims to the district court for further consideration consistent with the appeals court's opinion. In March 2004, the United States Court of Appeals for the Eight Circuit denied a motion for rehearing. The case is currently under final consideration by the United States District Court for the Western District of Arkansas. The existing reserve will be adjusted upon determination of the final liability.

During fiscal 2002, the Company initiated litigation against a competitor alleging patent infringement of certain quartz technologies. Effective September 2003, the parties finalized mediation that resulted in a cash settlement, net of expenses, of $7.6 million. This settlement included legal expense recovery recorded as an offset to selling, general and administrative expense in the fiscal quarter ended September 27, 2003. This legal expense recovery amounted to approximately $3.5 million, of which $2.7 million and $0.8 million were incurred in fiscal 2003 and 2002, respectively. An additional $2.1 million was recorded in other income, net of other direct costs associated with the settlement, in the quarter ended September 27, 2003. Additional favorable impacts of approximately $1.0 million and $1.1 million will be recognized on a prorated quarterly basis in other income during fiscal years 2004 and 2005, respectively. Of these amounts, favorable impacts of approximately $0.3 million and $0.5 million were recognized in the quarter and six months ended April 3, 2004, respectively.

The Company has various other pending legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements, individually or in the aggregate, will have a material impact on the Company's business, financial condition or operating results.

NOTE 7.   RESTRUCTURING CHARGES

In March 2002, the Company approved a plan to close a facility and relocate manufacturing activities to a more cost effective location. As a result, the Company accrued $2.2 million related primarily to the closure of manufacturing facilities and administrative functions, including the accrual of remaining payments on the facility operations lease, less future anticipated sublease payments. Other costs included write-downs of fixed assets and inventories to their fair value. The facility closure and relocation was completed within the 12-month period ending March 29, 2003. The Company continues to make payments related to the facility closure and these payments are charged to the remaining balance of the provision. Future revenues and operating income are not expected to be impacted by the facility's closure. The detail of the Company's provision for product line move and other related costs is as follows (in thousands):

                                   FACILITY CLOSURE
                                       CHARGES
                                   ----------------
Balance, September 27, 2003              $ 238
Charges                                     --
Amounts utilized                          (152)
                                         -----
Balance, January 3, 2004                    86
Charges                                     --
Amounts utilized                           (35)
                                         -----
Balance, April 3, 2004                   $  51
                                         =====

In the quarter ended March 30, 2002, the Company concluded that portions of the assets held under leases were in excess to the Company's requirements. These assets had been primarily used by OpticNet. This determination was a result of OpticNet's lack of success in attracting strategic partners or third party financing. In March 2002, the Company recorded a charge of $10.3 million for expected future losses on the leases of the facility and production assets in the provision for excess capacity.

 In September 2003, the Company approved a plan to cease operation of its silicon fabrication facility. To date, the Company had made significant investments in designing a silicon rate sensor, including related equipment and facilities. The Company's assessment is that its continuing progress with quartz technology will remain competitive and therefore it will not continue to operate its silicon fabrication facility. The Company recognized an impairment related to the discontinued use of these assets of $1.2 million included in the provision for excess capacity. Future revenues and operating income are not expected to be impacted by the facility's closure.

The detail of the Company's provision for excess capacity is as follows (in thousands):

                                   EQUIPMENT LEASE       FACILITY LEASE            OTHER
                                       CHARGES         IMPAIRMENT CHARGES       COMMITMENTS         TOTAL
                                   ---------------     ------------------       -----------        --------
Balance, September 27, 2003             $4,422               $404                    $222          $  5,048
Additional charges                          --                 --                      --                --
Amounts utilized                        (1,144)              (102)                    (10)           (1,256)
                                        ------               ----                    ----          --------
Balance, April 3, 2004                  $3,278               $302                    $212          $  3,792
                                        ======               ====                    ====          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended September 27, 2003, in particular, within the "Risk Factors" section therein.

OVERVIEW

BEI Technologies, Inc. is a global provider of electronic devices that provide vital sensory input and actuation for the control systems of advanced machinery and automation systems. The Company was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares of BEI Technologies to all the stockholders of BEI Electronics, Inc. on September 24, 1997. Technologies has served the aviation, defense, space, commercial, industrial, medical and automotive markets for over four decades. Currently, the Company supplies over 6,000 customers with its broad range of sophisticated sensors, motors and subsystems.

The Company's products include gyroscopes, pressure sensors, position sensors, optical encoders, brushless DC motors, magnetic actuators, accelerometers, rate sensors, inertial measurement units and sensor-based systems and sub-systems. The Company's brand names are well-recognized in their respective markets, and the Company possesses a portfolio of unique technological capabilities that are being renewed and expanded through ongoing research and development. As the worldwide demand for automotive sensors for advanced safety applications has grown significantly, the Company continues to increase production of its MicroElectroMechanical ("MEMS") quartz yaw rate sensor, the GyroChip. Currently, the annual production rate of the GyroChip exceeds 3 million units. Technologies has supplied over 8.5 million units as of April 3, 2004. These sensors are employed in vehicle dynamic control systems that help prevent spinout and reduce the chance for rollover in a growing number of automotive platforms.

The Company generates revenue through operations that design, manufacture and sell electronic devices for the commercial automotive, industrial and government industries. The percentage of sales to major industries are as follows:

                                             Quarter Ended                  Six Months Ended
                                    --------------------------------  -----------------------------
                                      April 3,         March 29,       April 3,     March 29,
                                         2004            2003            2004         2003
                                    --------------------------------  -----------------------------
Commercial automotive sensors             61%             56%             61%          54%
Government                                 7%             10%              9%          11%
Industrial                                32%             34%             30%          35%

Net sales outside North America represented approximately 57% and 53% of total net sales for the six months ended April 3, 2004 and March 29, 2003, respectively, and 55% and 55% of total sales for the quarter ended April 3, 2004 and March 29, 2003, respectively. In addition, one European based customer accounted for 48% and 39% of total net sales for the six months ended April 3, 2004 and March 29, 2003, respectively, and 47% and 45% of total sales for the quarter ended April 3, 2004 and March 29, 2003, respectively. The Company has derived and expects to continue to derive a majority of sales from products outside the United States. The vast majority of these sales are denominated in US dollars. Accordingly, future sales are exposed to risks from economic uncertainties, political instability and uncertain regulatory environments.

During March 2004, Technologies executed a long term contract for automotive rate sensor products with its largest customer. Under the new contract, the parties have agreed on a substantial extension of their strategic business relationship. The Company will supply all of the customer's rate sensor product requirements for brake-related Electronic Stability Control ("ESC") systems. The impact of the contract on long term revenue and gross margin depends upon negotiated pricing, customer supplied content, projected cost reductions and market acceptance of ESC, among other factors. The customer will continue to take delivery on the prior contract for an aggregate of 9.3 million units for the sensor module assembly to complete the contract, which expires in 2006. As the Company is shifting emphasis to high volume sensor and package production, it will sell and transfer its cluster final assembly and test line to the customer to enable them to perform those functions.

The Company generated net sales of $142.3 million and $101.8 million for the six months ended April 3, 2004 and March 29, 2003, respectively. The Company recognized net income of $5.5 million and $2.7 million for the six months ended April 3, 2004 and March 29, 2003, respectively. As of April 3, 2004, Technologies had retained earnings of $59.3 million.

In the first two fiscal quarters of 2004, the Company generated record revenue levels. During this period, automotive sensor sales increased 58% while industrial and government sales increased 19% and 17% over the prior year period, respectively.

For the remainder of fiscal 2004 and thereafter, the Company plans to focus on lowering costs and increasing gross margin by a continued increase in manufacturing offshore both in Mexico and Asia. The Company also plans to strengthen its existing business by continuing to negotiate long term contracts, adding long term business by securing production contracts for new products such as the Non Contact Angular Position Sensor ("NCAPS") and Belt Tension Sensor ("BTS") and developing strategic relationships with larger corporate partners for long term sales of multiple sensor product offerings.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                            Quarter Ended            Six Months Ended
                                                        ----------------------   --------------------------
                                                        April 3,   March 29,      April 3,      March 29,
                                                          2004        2003          2004          2003
                                                        ----------------------   --------------------------
Net sales                                                  100.0%      100.0%          100.0%        100.0%
Cost of sales                                               74.7        76.7            76.3          75.4
                                                        --------   ---------     -----------    ----------
Gross profit                                                25.3        23.3            23.7          24.6
Selling, general, administrative and other expenses         13.0        15.9            12.6          17.0
Research, development and related expenses                   4.6         7.8             4.7           8.0
                                                        --------   ---------     -----------    ----------
Income (loss) from operations                                7.7        (0.4)            6.4         (0.4)
Other income                                                 0.4         0.3             0.2           5.5
Interest expense                                            (0.5)       (0.8)           (0.5)         (1.0)
                                                        --------   ---------     -----------    ----------
Income (loss) before taxes                                   7.6        (0.9)            6.1           4.1
Provision (benefit) for income taxes                         2.8        (0.3)            2.3           1.5
                                                        --------   ---------     -----------    ----------
Net income (loss)                                            4.8%       (0.6)%           3.8%          2.6%
                                                        ========   =========     ===========    ==========

QUARTERS ENDED APRIL 3, 2004 AND MARCH 29, 2003

Net sales for the second quarter of fiscal 2004 increased $18.8 million, or 34%, to $73.5 million from $54.7 million during the same period in fiscal 2003.

The sales volume increase was primarily due to commercial sales to foreign and domestic automotive customers. Automotive sensor sales increased by $13.3 million to $44.4 million in the second quarter of fiscal 2004 from $31.1 million in the comparable period of fiscal 2003 due primarily to increased sensor module shipments to the Company's largest customer. Sales under government contracts remained constant as compared to the same period of fiscal 2003, while sales of non-automotive commercial products increased by $5.4 million from the same period of fiscal 2003 due to increased actuator shipments. Although the Company's sales have historically been to many customers in a variety of markets, since 1999 a growing proportion of the Company's sales have been to one customer. During the second quarter of fiscal 2004 and fiscal 2003, this one automotive customer accounted for approximately 47% and 45%, respectively, of the Company's net sales. Sales volume to that one customer is subject to the usage of the Company's sensors in that customer's stability control systems that are impacted by trends in the automotive industry.

Cost of sales as a percentage of net sales in the second quarter of fiscal 2004 decreased 2.0 percentage points to 74.7% from 76.7% in the comparable period of fiscal 2003 due primarily to the favorable impact of the recovery of previously expensed scrap costs from two vendors.. There may be additional margin rate variability in future quarters due to the introduction of new products and related changes in average prices, changes in manufacturing processes and volumes, changes in supplier costs and product life cycles.

Selling, general and administrative expenses as a percentage of net sales decreased 2.9 percentage points in the second quarter of fiscal 2004 versus the comparable period of fiscal 2003 primarily due to reduced spending on legal proceedings and a higher revenue base. Actual selling, general and administrative expenses increased $0.9 million from the prior fiscal year period, primarily from additional depreciation expense on leasehold improvements deemed to have shorter useful lives because of a pending product line asset sale.

Research, development and related expenses as a percentage of net sales for the second quarter of fiscal 2004 decreased by 3.2 percentage points over the comparable period of fiscal 2003 primarily as a result of the reduced silicon development effort. Actual research, development and related expenses decreased $0.9 million from the prior fiscal year period.

Other income as a percentage of sales has remained constant as compared to the same period of fiscal 2003.

Interest expense as a percentage of sales decreased 0.3 percentage points from the same period of the prior fiscal year. This decrease is primarily due to reduced borrowing levels on the senior notes and line of credit.

SIX MONTHS ENDED APRIL 3, 2004 AND MARCH 29, 2003

Net sales for the first six months of fiscal 2004 increased $40.5 million, or 40%, to $142.3 million from $101.8 million during the same period in fiscal 2003.

The sales volume increase was primarily due to commercial sales to foreign and domestic automotive customers. Automotive sensor sales increased by $31.9 million to $87.0 million in the first six months of fiscal 2004 from $55.1 million in the comparable period of fiscal 2003 due primarily to increased sensor module shipments to the Company's largest customer, improved acceptance of stability control systems by customers and the launch of new platforms using GyroChip sensors in stability control systems. Sales under government contracts increased by $1.9 million from the same period of fiscal 2003, while sales of non-automotive commercial products increased by $6.8 million from the same period of fiscal 2003. Although the Company's sales have historically been to many customers in a variety of markets, since 1999 a growing proportion of the Company's sales have been to one customer. During the first six months of fiscal 2004 and fiscal 2003, this one automotive customer accounted for approximately 48% and 39%, respectively, of the Company's net sales. Sales volume to that one customer is subject to the usage of the Company's sensors in that customer's stability-control systems that are impacted by trends in the automotive industry.

Cost of sales as a percentage of net sales in the first six months of fiscal 2004 increased 0.9 percentage points to 76.3% from 75.4% in the comparable period of fiscal 2003 due primarily to a higher proportion of automotive revenue, mostly from sensor modules, with lower associated margins offset by the favorable impact of the recovery of previously expensed scrap costs from two vendors.

Selling, general and administrative expenses as a percentage of net sales decreased 4.4 percentage points in the first six months of fiscal 2004 versus the comparable period of fiscal 2003 primarily due to reduced spending on legal proceedings and a higher revenue base. Actual selling, general and administrative expenses increased $0.6 million from the prior fiscal year period, primarily from additional depreciation expense on leasehold improvements deemed to have shorter useful lives because of a pending product line asset sale.

Research, development and related expenses as a percentage of net sales for the first six months of fiscal 2004 decreased by 3.3 percentage points over the comparable period of fiscal 2003 primarily as a result of the reduced silicon development effort. Actual research, development and related expenses decreased $1.6 million from the prior fiscal year period.

Other income as a percentage of sales decreased 5.3 percentage points over the comparable period of fiscal 2003 as the prior year period included earnings from a settlement of litigation with the U.S. Government in the net amount of $5.4 million.

Interest expense as a percentage of sales decreased 0.5 percentage points from the same period of the prior fiscal year. This decrease is primarily due to reduced borrowing levels on the senior notes and line of credit and lower interest rates on the Company's line of credit as compared to the senior notes.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 2004, total cash provided by operations was $12.9 million. Cash provided by operations included the positive impact of non-cash charges from depreciation and amortization of $4.4 million and $1.1 million, respectively. In addition, positive impacts to cash resulted from net income of $5.5 million and increases in trade accounts payable, customer advances, income tax payable and currency translation of $9.1 million, $0.4 million, $0.4 million and $0.3 million, respectively. These items were offset by an increase in accounts receivable, inventories and other current assets of $0.4 million, $1.9 million and $0.9 million, respectively, and decreases in accrued liabilities and other liabilities of $3.4 million and $1.7 million, respectively.

Cash used by investing activities included equipment purchases of $4.5 million mainly directed at expanding production capacity related to the Company's automotive products. In addition, investments in the Company's deferred compensation plan were liquidated, resulting in a $1.4 million cash inflow. $1.4 million cash was then paid out to a plan beneficiary for a net effect of zero on cash.

Cash used by financing activities included debt payments of $9.7 million, which consisted of $7.0 million in scheduled payments on the Company's senior notes, payments on the line of credit of $1.1 million and $1.6 million paid to refinance an existing mortgage note payable. Other cash used by financing activities included cash purchases of the Company's stock for $0.4 million and dividend payments of $0.4 million. These items were partially offset by proceeds from borrowings on the Company's line of credit of $1.1 million, proceeds from the refinanced mortgage note payable of $1.6 million and proceeds from the issuance of common stock of $0.4 million.

While the Company believes that its available credit line of $25.0 million and cash derived from operations will be sufficient to meet the Company's capital requirements for the next twelve months, the Company may need to raise additional funds through public or private financings or other arrangements. As of April 3, 2004, the Company had no outstanding borrowings on the line of credit and $25.0 million available for additional borrowing. The line of credit matures on January 17, 2006. Revenue and profitability may be negatively affected at any time, even with clear evidence of an upswing in the industrial economy. There can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.

The Company has outstanding capital commitments of approximately $3.3 million in the normal course of business to expand automotive production capacity at April 3, 2004.

EFFECTS OF INFLATION

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company reviews the accounting policies used in reporting its financial results on a regular basis. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates. Results may differ from these estimates due to actual outcomes being different from those on which the Company based its assumptions.

The United States Securities and Exchange Commission ("SEC") has defined critical accounting policies as those that are most important to the portrayal of an issuer's financial condition and results of operations and require management to make the most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. The Company believes the critical accounting policies described in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 27, 2003 reflect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. There has been no significant change in the Company's critical accounting policies since its fiscal year ended September 27, 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company's Form 10-K for the fiscal year ended September 27, 2003 under the heading corresponding to that set forth above. The Company's exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as a portion of the Company's restricted investments are in short-term debt securities issued by corporations. The Company's restricted investments are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company's short-term restricted investments, the Company believes that it is not subject to any material market risk exposure. The Company does not have any foreign currency or other derivative financial instruments.

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

We believe that a controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our chief executive officer and our chief financial officer have concluded that these controls and procedures are effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROLS

There was no change in the Company's internal control over financial reporting, known to our chief executive officer or our chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During fiscal 2002, Defense Systems was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney's fees, of approximately $0.7 million against the Company. The Company filed an appeal of the judgment in the United States Court of Appeals for the Eight Circuit. Due to the uncertainty of success in the appeal, the Company reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002. In early February 2004, the appeals court issued an opinion reversing the district court's judgment in part, remanding one of the claims to the district court for further consideration consistent with the appeals court's opinion. In March 2004, the United States Court of Appeals for the Eight Circuit denied a motion for rehearing. The case is currently under final consideration by the United States District Court for the Western District of Arkansas. The existing reserve will be adjusted upon determination of the final liability.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK REPURCHASES
On August 14, 2002, the Company publicly announced that its Board of Directors had approved the repurchase by the Company, in the open market or in privately negotiated transactions, an additional 300,000 shares of the Company's Common Stock. The repurchases may be made either from the Company's cash funds or from other available sources. The program has no expiration date but may be terminated at any time at the Board's discretion. 774 shares were purchased in the quarter ended April 3, 2004, bringing the balance of shares available for purchase under the program to 303,940. Since the program was announced, a total of 1,196,060 shares have been repurchased at an aggregate cost of $12,144,757.

In accordance with the Company's 1997 Equity Incentive Plan ("1997 Plan"), any employee, director or consultant to whom a stock award is granted may satisfy any federal, state or local tax obligation relating to the exercise or acquisition of stock under a stock award by authorizing the Company to withhold shares from the shares of common stock otherwise issuable as a result of the exercise or acquisition of stock under the stock award. Accordingly, the following shares have been repurchased by the Company to satisfy employee, director or consultant tax obligations relating to the exercise or acquisition of stock under a stock award:

                                                                                  (c) Total number       (d) Maximum
                                                                                     of shares         number of shares
                                              (a) Total                          purchased as part      that may yet be
                                              number of        (b) Average          of a publicly       purchased under
                                               shares         price paid per      announced plan or       the plan or
                                              purchased        share ($)              program               program
                                             -------------  -----------------  ---------------------- ---------------------
January 4, 2004-January 31, 2004                 128             21.11                  --                     --
February 1, 2004-February 28, 2004               646             19.13                  --                     --
February 29, 2004-April 3, 2004                   --                --                  --                     --
                                             -------------  -----------------  ---------------------- ---------------------
     Total                                       774             19.46                  --                     --
                                             =============  =================  ====================== =====================

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on March 2, 2004. At the Meeting, Charles Crocker and J. Lavon Morton were re-elected to the Company's Board of Directors for a three-year term expiring at the Company's 2007 Annual Meeting.

                  Shares voted:

                                   For           Withheld        Broker Non-Vote

                  Crocker       13,284,094       369,996                --

                  Morton        13,489,547       164,543                --

                  In addition, the following directors continued in office as directors of the Company following the Meeting: C. Joseph Giroir Jr., Asad M. Madni and Gary D. Wrench (until the Company's 2005 Annual Meeting); Richard M. Brooks and Dr. William G. Howard Jr. (until the Company's 2006 Annual Meeting).

         (b) The other matter presented at the Meeting and the voting of stockholders with respect thereto is as follows:

                  The stockholders ratified the Audit Committee of the Board of Directors' selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending October 2, 2004.

                  Shares voted:

                      For          Against         Abstain       Broker Non-Vote

                   13,359,176   277,970            16,944               --

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Listing of Exhibits

Exhibit Number                                 Description                              Footnote
        2.1             Distribution Agreement between BEI Electronics, Inc. and
                        BEI Technologies, Inc.                                             i

        2.2             Corporate Services Agreement between BEI Technologies, Inc.
                        and BEI Electronics, Inc.                                          i

        2.3             Tax Allocation and Indemnity Agreement between BEI
                        Electronics, Inc. and BEI Technologies, Inc.                       i

        2.4             Assumption of Liabilities and Indemnity Agreement between          i
                        BEI Electronics, Inc. and BEI Technologies, Inc.

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

      10.13  *          Employment Agreement between BEI Technologies, Inc. and
                        Asad M. Madni, renewed as of October 1, 2003                      vii

      10.14  +          Supply Agreement, dated March 2, 2004, by and between
                        Continental Teves AG & Co. and Systron Donner Automotive
                        Division

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

       32.1             CEO Certification Pursuant to Rule 13a-14(b) of the
                        Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes - Oxley
                        Act of 2002

       32.2             CFO Certification Pursuant to Rule 13a-14(b) of the Securities
                        Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to
                        Section 906 of the Sarbanes - Oxley Act of 2002

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

     (vii) Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on February 12, 2004.

         * Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.

         + Confidential treatment has been requested for a portion of this exhibit

      (b) Reports on Form 8-K

          During the quarter ended April 3, 2004, the Company filed a Report on Form 8-K on January 30, 2004 to announce its results of operations and financial condition for the three months ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2004.

                             BEI Technologies, Inc.

                             By: /s/ Robert R. Corr

                             Robert R. Corr
                             Vice President, Treasurer, Controller and Secretary (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number           Description

10.14 + Supply Agreement, dated May 2, 2004, by and between Continental Teves AG & Co. and Systron Donner Automotive Division

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

--------------------
+ Confidential treatment has been requested for a portion of this exhibit