Form 10-Q
period 2004-07-03
BEI TECHNOLOGIES INC
filed 2004-08-12
CIK 1041866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 3, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to .

Commission file number 0-22799

B E I   TECHNOLOGIES, INC.

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

Common Stock: $.001 Par Value, 14,779,631 shares issued and outstanding as of July 3, 2004

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	September 27,
	2004	2003
	(Unaudited)	(See note below)
	(in thousands)
ASSETS
Cash and cash equivalents	$11,523	$9,211
Restricted investments	4,279	5,185
Trade receivables, net	34,978	37,271
Inventories, net	27,006	24,190
Deferred income taxes	8,375	8,372
Other current assets	4,781	4,543

Total current assets	90,942	88,772
Property, plant and equipment, net	38,871	37,123
Acquired technology	306	542
Goodwill	1,612	1,612
Other assets, net	5,435	5,404

	$137,166	$133,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$22,568	$15,680
Accrued expenses and other liabilities	19,964	22,318
Income tax payable	469	689
Deferred compensation liability	4,279	5,185
Current portion of capital lease obligation	156	93
Current portion of long-term debt	7,104	7,024

Total current liabilities	54,540	50,989
Capital lease obligation, less current portion	2,289	1,958
Long-term debt, less current portion	8,399	15,536
Other liabilities	3,069	6,329
Stockholders’ equity	68,869	58,641

	$137,166	$133,453

Note: The balance sheet at September 27, 2003 has been derived from the audited consolidated balance sheet at that date.

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Nine Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
	(in thousands except per share amounts)
Net sales	$68,827	$57,103	$211,163	$158,906
Cost of sales	51,726	42,898	160,347	119,629

Gross profit	17,101	14,205	50,816	39,277
Selling, general, administrative and other expenses	8,062	8,458	25,950	25,756
Research, development and related expenses	3,717	3,987	10,367	12,209

Income from operations	5,322	1,760	14,499	1,312
Other income (expense)	328	(231)	609	5,396
Interest expense	295	462	1,016	1,472

Income before taxes	5,355	1,067	14,092	5,236
Provision for income taxes	1,983	404	5,213	1,921

Net income	$3,372	$663	$8,879	$3,315

Basic Earnings per Common Share
Net income per common share	$0.24	$0.05	$0.62	$0.23

Diluted Earnings per Common Share
Net income per common and common equivalent share	$0.23	$0.05	$0.61	$0.23

Dividends per common share	$0.01	$0.01	$0.04	$0.03

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended		Nine Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$3,372	$663	$8,879	$3,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,308	2,645	7,858	7,808
Other	(2,312)	1,958	(507)	1,756

Net cash provided by operating activities	3,368	5,266	16,230	12,879
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,422)	(1,656)	(7,880)	(5,151)
Product line disposition	1,275	—	1,275	—
Disposition of property, plant and equipment	225	—	225	51
Decrease (increase) in other assets	(92)	126	(110)	(3,049)

Net cash used by investing activities	(2,014)	(1,530)	(6,490)	(8,149)
Cash flows from financing activities:
Proceeds from debt borrowings	—	1,931	2,644	32,576
Principal payments on debt and other liabilities	(62)	(5,539)	(9,778)	(36,601)
Proceeds from issuance of common stock	320	14	740	128
Repurchase of common stock	(65)	(40)	(443)	(860)
Payment of cash dividends	(148)	(144)	(591)	(436)

Net cash provided (used) by financing activities	45	(3,778)	(7,428)	(5,193)

Net increase (decrease) in cash and cash equivalents	1,399	(42)	2,312	(463)
Cash and cash equivalents at beginning of period	10,124	3,997	9,211	4,418

Cash and cash equivalents at end of period	$11,523	$3,955	$11,523	$3,955

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

BEI Technologies, Inc. (the “Company” or “Technologies”) believes we are a global leader in the design, development, engineering, manufacture and marketing of intelligent sensors, sensor-based systems, actuators and motors for use in precision motion control applications. Most of our sensors measure physical motion and provide information that is essential to logical, safe and efficient operation of sophisticated machinery. We believe that we have competitive advantages through our proprietary technologies and processes, manufacturing capabilities, brand recognition and highly skilled employees. We are recognized for our applications engineering expertise and our ability to design and manufacture sophisticated sensors and sensor based systems in high volume with superior quality. We believe we are a leader in the commercialization of advanced sensor products and emerging technologies such as our quartz micromachined inertial sensors.

The Company is engaged primarily in the design, marketing, and manufacture of products including gyroscopes, position sensors, optical encoders, brushless DC motors, magnetic actuators, accelerometers, rate sensors, inertial measurement units and sensor-based systems and sub-systems. The Company is organized into five production locations, which due to their interdependencies, similar long-term economic characteristics, and shared / similar distribution channels have been aggregated into one reportable segment. Our brand names are well-recognized in their respective markets, and we have a portfolio of unique technological capabilities that are being renewed and expanded through ongoing research and development. As the worldwide demand for automotive sensors for advanced safety applications has grown significantly, we continue to increase production of our micro-electromechanical systems (MEMS) quartz rate sensor, the GyroChip. Currently, the annual production rate of the GyroChip exceeds 3 million units. Since 1994, we have supplied approximately 10 million units. These sensors are employed in vehicle dynamic control systems that help prevent spinout and reduce the chance for rollover in a growing number of automotive platforms.

Technologies was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares in Technologies (the “Distribution”) to all the stockholders of BEI Electronics, Inc. on September 24, 1997. BEI Electronics, Inc. was subsequently renamed BEI Medical Systems Company, Inc. and was acquired by Boston Scientific Corporation in 2002.

OpticNet, Inc. (“OpticNet”), formerly a majority owned subsidiary of the Company, was separated from the Company in 2000 through a distribution to the Company’s stockholders of a portion of OpticNet’s outstanding securities (the “separation”), with the Company retaining approximately 24% of OpticNet’s outstanding securities. From inception, all operating capital for OpticNet was provided by the Company as debt or equity financing. Following the separation, the Company accounted for its investment in OpticNet under the equity method of accounting. As of March 30, 2002, the Company recognized as impaired the carrying value of its initial $1.0 million investment in OpticNet and reduced the investment to zero and fully reserved as uncollectable its $2.7 million loan to OpticNet. Since that date the Company has immediately expensed the $2.8 million of funding provided to OpticNet, of which $1.0 million and $1.8 million were incurred in fiscal 2003 and 2002, respectively.

In July 2003, the Company and OpticNet entered into a merger agreement pursuant to which a wholly owned subsidiary of the Company agreed to offer to purchase all of the outstanding common stock of OpticNet at $0.04 per share (the “Tender Offer”) and, upon successful completion of the Tender Offer, merge with and into OpticNet, thereby making OpticNet a wholly owned subsidiary of the Company (the “Merger”). The Tender Offer commenced in August 2003 and was completed at midnight on December 22, 2003, and the Merger was completed on December 23, 2003. Upon acquisition of OpticNet’s outstanding common stock, the Company fully reserved its cost of $0.2 million the quarter ending January 3, 2004. OpticNet’s results of operations have been included in the Company’s condensed consolidated financial statements for the quarter and nine months ended July 3, 2004. OpticNet’s results of operations did not have a material effect on the Company’s financial position, results of operations or cash flow as of and for the periods ended July 3, 2004.

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

Critical Accounting Policies (Refer to Form 10-K)

The Company believes the critical accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended September 27, 2003 reflect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. There has been no significant change in the Company’s critical accounting policies since its fiscal year ended September 27, 2003.

Equity Investments

The Company records its equity investment in a private company on a cost basis as the Company owns less than 20% of the outstanding equity of the investee company. The Company periodically evaluates the fair market value of its equity investment to determine if an other-than-temporary impairment in the value of its investment has taken place. The Company recorded a reserve for impairment of this investment of $1.5 million in the quarter ended September 27, 2003. No indicators of additional impairment were noted in the quarter ended July 3, 2004. An equity investment of approximately $1.0 million, at July 3, 2004 and September 27, 2003 is included in other assets in the accompanying consolidated balance sheets.

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

Changes in the Company’s product warranty liability during the period are as follows (unaudited — in thousands):

Balance, September 27, 2003	$1,167
Warranties issued during the period	321
Settlements made during the period	(288)
Changes in liability for pre-existing warranties during the period, including expirations	71

Balance, April 3, 2004	$1,271

Warranties issued during the period	151
Settlements made during the period	(105)
Changes in liability for pre-existing warranties during the period, including expirations	442

Balance, July 3, 2004	$1,759

Stock Based Compensation

The Company’s 1997 Equity Incentive Plan provides for the granting of incentive stock options to employees and stock or options to consultants, employees and directors. The Company accounts for stock based compensation using the intrinsic value method allowed by Accounting Principles Board (“APB”) Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure only requirements of FAS Nos. 123 and 148. If compensation expense for the Company’s stock option plan had been determined based upon fair values at the grant dates for awards under those plans in accordance with FAS No. 123, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows (in thousands except per share amounts):

	Quarter Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(Unaudited)
	(in thousands except per share amounts)
Net income as reported	$3,372	$663	$8,879	$3,315
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(72)	(192)	(234)	(629)

Pro forma net income	$3,300	$471	$8,645	$2,686

Earnings per Common Share:
Basic-as reported	$0.24	$0.05	$0.62	$0.23
Basic-pro forma	$0.23	$0.03	$0.60	$0.19
Diluted-as reported	$0.23	$0.05	$0.61	$0.23
Diluted-pro forma	$0.22	$0.03	$0.59	$0.19

NOTE 2. INVENTORIES

Inventories are carried principally at the lower of cost or fair value and do not exceed their net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

		September 27, 2003
		(Derived from the
	July 3,	audited consolidated
	2004	balance sheet at that
	(Unaudited)	date)
	(in thousands)
Finished products	$4,458	$3,503
Work in process	5,966	5,284
Materials	16,582	15,403

Total inventories	$27,006	$24,190

NOTE 3. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Quarter Ended		Nine Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
	(in thousands except per share amounts)
Numerator
Net income	$3,372	$663	$8,879	$3,315

Denominator
Denominator for basic earnings per common share — Weighted average shares, net of nonvested shares (FY 2004 – 720 shares Q3, 733 shares YTD; FY 2003 – 654 shares Q3, 613 shares YTD)	14,338	14,141	14,290	14,117
Effect of dilutive securities:
Nonvested shares	120	—	119	32
Employee stock options	251	83	232	97

Denominator for diluted earnings per share	$14,709	$14,224	$14,641	$14,246

Basic earnings per common share	$0.24	$0.05	$0.62	$0.23

Diluted earnings per common share	$0.23	$0.05	$0.61	$0.23

NOTE 4. LONG-TERM DEBT

		September 27,
		2003
		(Derived from
		the audited
	July 3,	consolidated
	2004	balance sheet at
	(Unaudited)	that date)
	(in thousands)
6.70% Senior Notes; due in annual installments of $7,000 from November 16, 2001 through November 16, 2005	$14,000	$21,000
Mortgage note payable; due in quarterly installments of $26 until December 2008 when the remaining balance is due; collateralized by certain real property	1,503	1,560

	15,503	22,560
Less current portion	7,104	7,024

	$8,399	$15,536

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

On August 14, 2002, the Company established a $25.0 million line of credit, which matures on January 17, 2006, as amended, with a bank. No borrowings were outstanding under the line of credit as of July 3, 2004 or September 27, 2003.

During December 2003, the mortgage note payable was refinanced with a bank and the mortgage note payable with the original lender was terminated. The mortgage note payable bears interest, at management’s election, either at the selected LIBOR rate plus 1.625% or the bank’s reference rate less 0.625% and matures on December 15, 2008.

NOTE 5. RELATED PARTY TRANSACTIONS

OpticNet, Inc. (“OpticNet”), formerly a majority owned subsidiary of the Company, was separated from the Company in 2000 through a distribution to the Company’s stockholders of a portion of OpticNet’s outstanding securities, (“the separation”) with the Company retaining approximately 24% of OpticNet’s outstanding securities. From inception, all operating capital for OpticNet was provided by the Company as debt or equity financing. Following the separation, the Company accounted for its investment in OpticNet under the equity method of accounting. As of March 30, 2002, the Company recognized as impaired the carrying value of its initial $1.0 million investment in OpticNet and reduced the investment to zero and fully reserved as uncollectable its $2.7 million loan to OpticNet. Since that date the Company has immediately expensed the $2.8 million of funding provided to OpticNet, of which $1.0 million and $1.8 million were incurred in fiscal 2003 and 2002, respectively.

In fiscal 2003 the Company provided approximately $1.0 million of additional funding to OpticNet for general operating expenses. This funding was expensed during fiscal year 2003 and was included in other expense.

In July 2003, the Company and OpticNet entered into a merger agreement pursuant to which a wholly owned subsidiary of the Company agreed to offer to purchase all of the outstanding common stock of OpticNet at $0.04 per share and, upon successful completion of the Tender Offer, merge with and into OpticNet, thereby making OpticNet a wholly owned subsidiary of the Company. The Tender Offer commenced in August 2003 and was completed at midnight on December 22, 2003 and the Merger was completed on December 23, 2003. Upon acquisition of OpticNet’s outstanding common stock, the Company fully reserved its cost of $0.2 million in the quarter ending January 3, 2004. OpticNet’s results of operations have been included in the Company’s condensed consolidated financial statements for the quarter and nine months ended July 3, 2004. OpticNet’s results of operations did not have a material effect on the Company’s financial position, results of operations or cash flow as of and for the period ended July 3, 2004.

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

Other

During fiscal 2002, Defense Systems was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney’s fees, of approximately $0.7 million against the Company. The Company filed an appeal of the judgment in the United States Court of Appeals for the Eighth Circuit. Due to the uncertainty of success in the appeal, the Company reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002. In early February 2004, the appeals court issued an opinion reversing the district court’s judgment in part, and remanding one of the claims to the district court for further consideration consistent with the appeals court’s opinion. In March 2004, the United States Court of Appeals for the Eighth Circuit denied a motion for rehearing. In June 2004, the Company recorded the reduced judgment reflected in the Appeals Court ruling. The reserve was adjusted to approximately $0.1 million at July 3, 2004 for the final liability and related legal fees.

During fiscal 2002, the Company initiated litigation against a competitor alleging patent infringement of certain quartz technologies. Effective September 2003, the parties finalized mediation that resulted in a cash settlement, net of expenses, of $7.6 million. This settlement included legal expense recovery recorded as an offset to selling, general and administrative expense in the fiscal quarter ended September 27, 2003. This legal expense recovery amounted to approximately $3.5 million, of which $2.7 million and $0.8 million were incurred in fiscal 2003 and 2002, respectively. An additional $2.1 million was recorded in other income, net of other direct costs associated with the settlement, in the quarter ended September 27, 2003. Additional favorable impacts of approximately $1.0 million and $1.1 million will be recognized on a prorated quarterly basis in other income during fiscal years 2004 and 2005, respectively. Of these amounts, favorable impacts of approximately $0.3 million and $0.8 million were recognized in the quarter and nine months ended July 3, 2004, respectively.

The Company has various other pending legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

NOTE 7. RESTRUCTURING CHARGES

In March 2002, the Company approved a plan to close a facility and relocate manufacturing activities to a more cost effective location. As a result, the Company accrued $2.2 million related primarily to the closure of manufacturing facilities and administrative functions, including the accrual of remaining payments on the facility operating lease, less future anticipated sublease payments. Other costs included write-downs of fixed assets and inventories to their fair value. The facility closure and relocation was completed within the 12-month period ending March 29, 2003. The Company continues to make payments related to the facility closure and these payments are charged to the remaining balance of the provision. Future revenues and operating income are not expected to be impacted by the facility’s closure.

The detail of the Company’s provision for product line move and other related costs is as follows (in thousands):

Facility Closure
Charges
Balance, September 27, 2003	$238
Charges	—
Amounts utilized	(152)

Balance, January 3, 2004	86
Charges	—
Amounts utilized	(35)

Balance, April 3, 2004	51
Charges
Amounts utilized	(4)

Balance, July 3, 2004	$47

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

In September 2003, the Company approved a plan to cease operation of its silicon fabrication facility. To date, the Company had made significant investments in designing a silicon rate sensor, including related equipment and facilities. The Company’s assessment is that its continuing progress with quartz technology will remain competitive and therefore it will not continue to operate its silicon fabrication facility. The Company recognized an impairment related to the discontinued use of these assets of $1.2 million included in the provision for excess capacity. Future revenues and operating income are not expected to be impacted by the facility’s closure.

The detail of the Company’s provision for excess capacity is as follows (in thousands):

		Facility Lease
	Equipment	Impairment	Other
	Lease Charges	Charges	Commitments	Total
Balance, September 27, 2003	$4,422	$404	$222	$5,048
Additional charges	—	—	—	—
Amounts utilized	(1,984)	(147)	(13)	(2,144)

Balance, July 3, 2004	$2,438	$257	$209	$2,904

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company’s Form 10-K for the year ended September 27, 2003, in particular, within the “Risk Factors” section therein.

Overview

BEI Technologies, Inc. is a global leader in the design, development, engineering, manufacturing and marketing of intelligent sensors, sensor-based systems, actuators and motors for use in precision motion control applications. The Company was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares of BEI Technologies to all the stockholders of BEI Electronics, Inc. on September 24, 1997. Technologies has served the aviation, defense, space, commercial, industrial, medical and automotive markets for over four decades. Currently, the Company supplies over 6,000 customers with its broad range of sophisticated sensors, motors and subsystems.

The Company is engaged primarily in the design, marketing, and manufacture of products including gyroscopes, position sensors, optical encoders, brushless DC motors, magnetic actuators, accelerometers, rate sensors, inertial measurement units and sensor-based systems and sub-systems. The Company is organized into five production locations, which due to their interdependencies, similar long-term economic characteristics, and shared / similar distribution channels have been aggregated into one reportable segment. The Company’s brand names are well-recognized in their respective markets, and the Company possesses a portfolio of unique technological capabilities that are being renewed and expanded through ongoing research and development. As the worldwide demand for automotive sensors for advanced safety applications has grown significantly, the Company continues to increase production of its MicroElectroMechanical (“MEMS”) quartz yaw rate sensor, the GyroChip. Currently, the annual production rate of the GyroChip is approaching 4 million units. BEI Technologies has supplied over 9.7 million units as of July 3, 2004. These sensors are employed in vehicle dynamic control systems that help prevent spinout and reduce the chance for rollover in a growing number of automotive platforms.

The Company generates revenue through operations that design, manufacture and sell electronic devices for the automotive and transportation, industrial and commercial and defense aerospace industries. The percentage of sales to major markets are as follows:

	Quarter Ended		Nine Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Automotive and transportation sensors	59%	57%	61%	55%
Industrial and commercial products	32%	33%	30%	34%
Aerospace and defense products	9%	10%	9%	11%

Net sales outside North America represented approximately 55% and 54% of total net sales for the nine months ended July 3, 2004 and June 28, 2003, respectively, and 52% and 57% of total sales for the quarters ended July 3, 2004 and June 28, 2003, respectively. In addition, one European based customer accounted for 49% and 41% of total net sales for the nine months ended July 3, 2004, and June 28, 2003, respectively, and 48% and 44% of total sales for the quarter ended July 3, 2004 and June 28, 2003, respectively. The Company has derived and expects to continue to derive a majority of sales from products sold outside the United States. The vast majority of these sales are denominated in U.S. dollars. Accordingly, future sales are exposed to risks from economic uncertainties, political instability, export laws, pricing impact of currency fluctuations, longer payment cycles and accounts receivable collection issues, changing regulatory environments and complying with a wide variety of foreign laws.

During March 2004, BEI Technologies executed a long term contract for automotive rate sensor products with its largest customer. Under the new contract, the parties have agreed on a substantial extension of their strategic business relationship. The Company will supply all of the customer’s rate sensor product requirements for brake-related Electronic Stability Control (“ESC”) systems. The impact of the contract on long-term revenue and gross margin depends upon negotiated pricing, customer supplied content, projected cost reductions and market acceptance of ESC, among other factors. The customer will continue to take delivery on the prior contract for an aggregate of 9.3 million units for the sensor module assembly to complete the contract, which expires in 2006. As the Company is shifting emphasis to high volume sensor and package production, it will sell and transfer its cluster final assembly and test line to the customer to enable them to perform those functions. This transfer will result in a decrease in revenue per unit shipped without a significant decline in dollar gross margin resulting in a higher gross margin percentage.

The Company generated net sales of $211.2 million and $158.9 million for the nine months ended July 3, 2004 and June 28, 2003, respectively. The Company recognized net income of $8.9 million and $3.3 million for the nine months ended July 3, 2004 and June 28, 2003, respectively. As of July 3, 2004, BEI Technologies had retained earnings of $62.5 million.

In the first three fiscal quarters of 2004, the Company generated record revenue levels. Automotive and transportation sensor sales increased 46%, industrial and commercial sales increased 18%, aerospace and defense sales increased 11% over the same three quarters in the prior year period.

For the remainder of fiscal 2004 and thereafter, the Company plans to focus on lowering costs and increasing gross margin by a continued increase in manufacturing offshore both in Mexico and Asia. The Company also plans to strengthen its existing business by continuing to negotiate long term contracts, adding long term business by securing production contracts for new products such as the Non Contact Angular Position Sensor (“NCAPS”) and Belt Tension Sensor (“BTS”) and developing strategic relationships with larger corporate partners for long term sales of multiple sensor product offerings.

Results of Operations

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company’s Condensed Consolidated Statements of Operations.

	Quarter Ended		Nine Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net sales	100%	100%	100%	100%
Cost of sales	75.2	75.1	75.9	75.3

Gross profit	24.8	24.9	24.1	24.7
Selling, general, administrative and other expenses	11.7	14.8	12.3	16.2
Research, development and related expenses	5.4	7.0	4.9	7.7

Income from operations	7.7	3.1	6.9	0.8
Other income (expense)	0.5	(0.4)	0.3	3.4
Interest expense	0.4	0.8	0.5	0.9

Income before taxes	7.8	1.9	6.7	3.3
Provision (benefit) for income taxes	2.9	0.7	2.5	1.2

Net income	4.9%	1.2%	4.2%	2.1%

Quarters Ended July 3, 2004 and June 28, 2003

Net sales for the third quarter of fiscal 2004 increased $11.7 million, or 20.5%, to $68.8 million from $57.1 million during the same period in fiscal 2003.

The sales volume increase was primarily due to sales to foreign and domestic automotive customers. Automotive and transportation sensor sales increased by $8.5 million to $40.9 million in the third quarter of fiscal 2004 from $32.4 million in the comparable period of fiscal 2003 due primarily to increased shipments to the Company’s largest customer. Sales of commercial and industrial products increased by $3.2 million from the same period of fiscal 2003 due primarily to increased potentiometer shipments. Sales under government and aerospace contracts remained constant as compared to the same period of fiscal 2003.

With the advent of Hungary’s membership in the European Union (the “EU”), BEI’s Hungarian and Polish activities require an additional EU registration which BEI expects to complete in the fourth quarter. Negotiations with the Company’s major customer because of the new registration requirement resulted in lowering the selling price in the third quarter on some sensor module assemblies. Though revenue was reduced by $3.5 million due to the lowered selling price, the customer absorbed some third party assembly costs for the units, so profitability in dollar terms was not affected.

Although the Company’s sales have historically been to many customers in a variety of markets, since 1999 a growing proportion of the Company’s sales have been to one customer. During the third quarter of fiscal 2004 and fiscal 2003, this one automotive customer accounted for approximately 48% and 44%, respectively, of the Company’s net sales. We expect that sales to this one customer will continue to represent a large percentage of our overall sales for the foreseeable future.

Cost of sales as a percentage of net sales in the third quarter of fiscal 2004 was relatively constant at 75.2% compared with 75.1% in the comparable period of fiscal 2003. The cost of sales percentage rate increased primarily by inventory write downs associated with quartz product fabrication which was offset by lower cost of sales percentage on sensors sales impacted by the EU registration requirements noted above. There may be additional margin rate variability in future quarters due to the introduction of new products and related changes in average prices and sales mix, changes in manufacturing processes and volumes, changes in supplier costs and product life cycles.

Selling, general and administrative expenses as a percentage of net sales decreased 3.1 percentage points in the third quarter of fiscal 2004 versus the comparable period of fiscal 2003 primarily due to reduced spending on legal proceedings and a higher revenue base. Actual selling, general and administrative expenses decreased $0.4 million from the prior fiscal year period, primarily because of reversal of previously booked expense associated with an adverse court ruling in a dispute with a former landlord in Arkansas which an Appellate Court reversed.

Research, development and related expenses as a percentage of net sales for the third quarter of fiscal 2004 decreased by 1.6 percentage points over the comparable period of fiscal 2003 primarily as a result of the reduced silicon development effort and higher sales. Actual research, development and related expenses decreased $0.3 million from the prior fiscal year period. Research and development spending may increase in future periods.

Other income as a percentage of sales has increased as compared with the same period of fiscal 2003. Royalty income is higher in fiscal year 2004 while in the prior fiscal year some expense was recognized.

Interest expense as a percentage of sales decreased 0.4 percentage points from the same period of the prior fiscal year. This decrease is primarily due to reduced borrowing levels on the senior notes and line of credit.

Nine Months Ended July 3, 2004 and June 28, 2003

Net sales for the first nine months of fiscal 2004 increased $52.3 million, or 32.9%, to $211.2 million from $158.9 million during the same period in fiscal 2003.

The sales volume increase was primarily due to sales to foreign and domestic automotive customers. Automotive and transportation sensor sales increased by $ 40.4 million to $127.9 million in the first nine months of fiscal 2004 from $87.5 million in the comparable period of fiscal 2003 due primarily to increased sensor shipments to the Company’s largest customer, resulting from improved acceptance of stability control systems by consumers and the launch of new platforms using GyroChip sensors in stability control systems. Sales of commercial and industrial products increased by $9.9 million from the same period of fiscal 2003 due primarily to increased potentiometer and actuator shipments. Sales under government contracts increased by $1.9 million from the same period of fiscal 2003.

Although the Company’s sales have historically been to many customers in a variety of markets, since 1999 a growing proportion of the Company’s sales have been to one customer. During the first nine months of fiscal 2004 and fiscal 2003, this one automotive customer accounted for approximately 49% and 41%, respectively, of the Company’s net sales. Although sales volume to that one customer is subject to the usage of the Company’s sensors in that customer’s stability control systems that are impacted by trends in the automotive industry we expect that sales to this one customer will continue to represent a large percentage of our sales for the foreseeable future.

Cost of sales as a percentage of net sales in the first nine months of fiscal 2004 was relatively constant at 75.9% compared with 75.3% in the comparable period of fiscal 2003, due primarily to a higher proportion of automotive revenue, mostly from sensor modules with lower average margins, offset by the favorable impact of the recovery of previously expensed scrap costs from two vendors in the second quarter of fiscal 2004.

Selling, general and administrative expenses as a percentage of net sales decreased 3.9 percentage points in the first nine months of fiscal 2004 versus the comparable period of fiscal 2003 primarily due to reduced spending on legal proceedings and a higher revenue base. Actual selling, general and administrative expenses increased slightly to support the higher revenue base.

Research, development and related expenses as a percentage of net sales for the first nine months of fiscal 2004 decreased by 2.8 percentage points over the comparable period of fiscal 2003 primarily as a result of the reduced silicon development effort and higher sales. Actual research, development and related expenses decreased $1.8 million from the prior fiscal year period.

Other income as a percentage of sales decreased 3.1 percentage points over the comparable period of fiscal 2003 as the prior year period included earnings from a settlement of litigation with the U.S. Government in the net amount of $5.4 million, offset primarily by current fiscal 2004 realization of deferred revenue.

Interest expense as a percentage of sales declined compared with the same period of the prior fiscal year due primarily to reduced borrowings and due to the sales increase.

Liquidity and Capital Resources

During the first nine months of fiscal 2004, total cash provided by operations was $16.2 million. Cash provided by operations included the positive impact of non-cash charges from depreciation, amortization and provision for inventory of $6.3 million, $1.6 million, and $2.2 million, respectively. In addition, positive impacts to cash resulted from net income of $8.9 million and an increase of $6.9 million in trade accounts payable, and a decrease in accounts receivable of $1.6 million. These items were offset by an increase in inventories of $6.1 million, and decreases in accrued liabilities and other liabilities of $3.9 million and $2.1 million, respectively.

Cash used by investing activities included equipment purchases of $7.9 million mainly directed at expanding production capacity related to the Company’s automotive product line. Offsetting this, were the proceeds from the sale of assets which provided $1.5 million of cash. In addition, investments in the Company’s deferred compensation plan were liquidated, resulting in a $1.4 million cash inflow. Concurrently, $1.4 million cash was paid out to a plan beneficiary for a net effect of zero on cash.

Cash used by financing activities included debt payments of $9.8 million, which consisted of $7.0 million in scheduled payments on the Company’s senior notes, payments on the line of credit of $1.1 million and $1.7 million paid to refinance an existing mortgage note payable. Other cash used by financing activities included cash purchases of the Company’s stock for $0.4 million and dividend payments of $0.6 million. These items were partially offset by borrowings on the Company’s line of credit of $1.1 million, proceeds from the refinanced mortgage note payable of $1.6 million and proceeds from the issuance of common stock of $0.7 million.

While the Company believes that its available credit line of $25.0 million and cash derived from operations will be sufficient to meet the Company’s capital requirements for the next twelve months, the Company may need to raise additional funds through public or private financings or other arrangements. As of July 3, 2004, the Company had no outstanding borrowings on the line of credit and $25.0 million available for additional borrowing. The line of credit matures on January 17, 2006. Revenue and profitability may be negatively affected at any time, even with clear evidence of an upswing in the industrial economy. There can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.

The Company has outstanding capital commitments of approximately $4.3 million in the normal course of business to expand automotive production capacity at July 3, 2004.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During fiscal 2002, Defense Systems was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney’s fees, of approximately $0.7 million against the Company. The Company filed an appeal of the judgment in the United States Court of Appeals for the Eighth Circuit. Due to the uncertainty of success in the appeal, the Company reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002. In early February 2004, the appeals court issued an opinion reversing the district court’s judgment in part, remanding one of the claims to the district court for further consideration consistent with the appeals court’s opinion. In March 2004, the United States Court of Appeals for the Eighth Circuit denied a motion for rehearing. In June 2004, the Company recorded the reduced judgment against the Company reflected in the Appeals Court ruling. The reserve was adjusted to approximately $0.1 million at July 3, 2004 for the final liability and related legal fees.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchases

On August 14, 2002, the Company publicly announced that its Board of Directors had approved the repurchase by the Company, in the open market or in privately negotiated transactions, an additional 300,000 shares of the Company’s Common Stock. The repurchases may be made either from the Company’s cash funds or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion. 2,670 shares were purchased in the quarter ended July 3, 2004, bringing the balance of shares available for purchase under the program to 301,270. Since the program was announced in 1997, a total of 1,198,730 shares have been repurchased at an aggregate cost of $12,201,145. In accordance with the Company’s 1997 Equity Incentive Plan (“1997 Plan”), any employee, director or consultant to whom a stock award is granted may satisfy any federal, state or local tax obligation relating to the exercise or acquisition of stock under a stock award by authorizing the Company to withhold shares from the shares of common stock otherwise issuable as a result of the exercise or acquisition of stock under the stock award. Accordingly, the following shares have been repurchased by the Company to satisfy employee, director or consultant tax obligations relating to the exercise or acquisition of stock under a stock award:

			(c) Total number	(d) Maximum
			of shares	number of shares
	(a) Total		purchased as part	that may yet be
	number	(b) Average	of a publicly	purchased under
	of shares	price paid per	announced plan or	the plan or
	purchased	share ($)	program	program
April 4, 2004–May 1, 2004	1,021	22.55	—	—
May 2, 2004–May 29, 2004	773	23.69	—	—
May 30, 2004–July 3, 2004	876	27.46	—	—

Total	2,670	24.49	—	—

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits

Exhibit Number	Description	Footnote
2.1	Distribution Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.2	Corporate Services Agreement between BEI Technologies, Inc. and BEI Electronics, Inc.	i

2.3	Tax Allocation and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.4	Assumption of Liabilities and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.5	Technology Transfer and License Agreement by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.6	Trademark Assignment and Consent Agreement by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.7	Agreement Regarding Certain Representations and Covenants by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i

3.1	Certificate of Incorporation of BEI Technologies, Inc.	i

3.2	Bylaws of BEI Technologies, Inc.	i

3.3	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 99.3 hereto)	i

4.1	Specimen Common Share Certificate	i

4.2	Certificate of Incorporation of BEI Technologies, Inc. (filed as Exhibit 3.1 hereto)	i

4.3	Bylaws of BEI Technologies, Inc. (filed as Exhibit 3.2 hereto)	i

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 99.3 hereto)	i

Exhibit Number		Description	Footnote
4.5		Form of Rights Certificate (filed as Exhibit 99.4 hereto)	i

10.1	*	Registrant’s 1997 Equity Incentive Plan and forms of related agreements	i

10.2	*	Executive Change in Control Benefits Agreement between BEI Technologies, Inc. and Certain Named Executive Officers	i

10.5		Note Purchase Agreement dated November 16, 1998 by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company and Allstate Life Insurance Company	ii

10.6		Amendment to Tax Allocation and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	ii

10.9		Development and Supply Agreement, dated April 26, 2001, by and between Systron Donner Inertial Division and Continental Teves AG & Co.	iv

10.10		Amendment to Note Purchase Agreement as amended as of March 30, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company and Allstate Life Insurance Company	v

10.11		Credit Agreement dated August 14, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc. and Union Bank of California	vi

10.12		Second amendment to Note Purchase Agreement and Waiver dated December 20, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company and Allstate Life Insurance Company	vi

10.13	*	Employment Agreement between BEI Technologies, Inc. and Asad M. Madni, renewed as of October 1, 2003	vii

10.14	+	Supply Agreement, dated March 2, 2004, by and between Continental Teves AG & Co. and Systron Donner Automotive Division

21.1		Subsidiaries of the Registrant	ii

31.1		CEO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2		CFO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit Number	Description	Footnote
32.1	CEO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	CFO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.2	Rights Agreement dated as of September 11, 1997 among BEI Technologies, Inc. and ChaseMellon Shareholder Services, L.L.C.	i

(i)	Incorporated by reference. Previously filed as an exhibit to the Registrant’s Information Statement on Form 10 (File No. 0-22799) as filed on September 22, 1997.

(ii)	Incorporated by reference. Previously filed as an exhibit to the Form 10-K (File No. 0-22799) as filed on December 30, 1998.

(iii)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on February 13, 2001.

(iv)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on August 14, 2001.

(v)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on May 13, 2002.

(vi)	Incorporated by reference. Previously filed as an exhibit to the Form 10-K (File No. 000-22799) as filed on December 23, 2002.

(vii)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on February 12, 2004.

(viii)	Incorporated by reference. Previously filed as exhibit to the form 10-Q (File No. 000-22799) as filed on May 15, 2004

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.

+	Confidential treatment has been requested for a portion of this exhibit

(b)	Reports on Form 8-K

During the quarter ended October 2, 2004, the Company filed a Report on Form 8-K on July 29, 2004 to announce its results of operations and financial condition for the three months ended July 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2004.

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