Form 10-K
period 2004-10-02
BEI TECHNOLOGIES INC
filed 2004-12-16
CIK 1041866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 2, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-22799

BEI TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3274498

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [X] No [  ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 3, 2004 was $258,676,000 (A).

The number of shares outstanding of the Registrant’s common stock as of December 9, 2004 was 14,814,862.

(A) Based upon the closing sale price of the common stock on April 3, 2004 as reported on the NASDAQ National Market System. Excludes 3,504,400 shares of common stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of common stock outstanding on April 3, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Proxy Statement with respect to its 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “intend,” “anticipate,” “believe,” “estimate” and “expect” and similar expressions as they relate to the Company are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, “Business” as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless the context otherwise requires, all references in this Annual Report to “we,” “us,” “our,” “Technologies” or “Company” refer to BEI Technologies, Inc. and all of its subsidiaries. The following product or technology designations are registered trademarks of BEI Technologies, Inc.: BEI, GyroChip, NCAPS, DIGISINE, ServoReady and ServoSmart.

PART I

ITEM 1. BUSINESS

Overview

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

     We sell our highly engineered products to leading manufacturers in the automotive and transportation, industrial, and aerospace and defense industries. For example, our broad range of products are used for applications that include computerized control of automobile stability, factory automation, and commercial and military aircraft. We generally sell our automotive products to Tier I suppliers; most of our other products are sold directly to original equipment manufacturers (OEMs), in the transportation and aerospace and defense markets, and we are frequently a sole-source supplier. In our industrial and commercial applications, we sell both through direct sales and representative sales organizations, where we rely upon our differentiated products and strong brand recognition.

     Since our separation from BEI Medical Systems Co. in 1997, our revenues have grown at a compounded annual rate of 13.6%, from $101.5 million in 1997, to $281.3 million in 2004. Our basic earnings per share for fiscal 2004 were $0.81 compared with $0.39 for fiscal 2003.

The Sensor Market

     The sensor market is broadly defined and encompasses a large number of products with a wide variety of applications. A sensor is an electro-mechanical device that responds to a physical stimulus, such as electromagnetic energy, magnetic field, or motion, by producing an output signal that is typically electrical. Examples of properties that our sensors measure include position, acceleration and angular rate-of-change. Typical technologies used to sense these properties include optical, magnetic, potentiometric and piezoelectric.

     We believe we are well positioned to capitalize on the major trends in the sensor market which we believe include miniaturization, increased precision, increased functionality and lower cost.

     The advent of micro-technology has significantly advanced electronics and has led to the development of MEMS based applications and products. MEMS (micro-electromechanical systems) technology utilizes semiconductor industry processing techniques to create miniaturized structures for sensing and actuation.

     Over the past 10 years, our MEMS technology has achieved increased acceptance in the inertial sensing market. Given the unit volume demands and performance requirements, we believe the automotive and aerospace markets will have the greatest potential for incremental unit demand for MEMS sensors over the next several years.

Automotive and Transportation Sensor Market

     The automotive sensor market is benefiting from the increased use of electronics in vehicles. A significant impetus to sensor growth has been the increasing awareness of and corresponding adoption of safety and efficiency enhancing systems such as electronic stability control “ESC” systems, advanced roll stability control “RSC” systems, anti-lock braking systems, airbags, seat-belt tensioners, and steering and throttle positioning systems. Stricter emissions laws are also driving demand for engine diagnostic sensors. We believe that technological and manufacturing advances are enabling the development and commercialization of higher performance, lower cost sensors, which in turn are increasing the opportunities for adoption of these sensors in automotive applications.

Industrial and Commercial Sensor Market

     The industrial and commercial marketplace uses motion control sensors in a wide array of applications, including factory automation, office automation and medical equipment to enable higher levels of performance for their systems. Growth in the industrial sensor market is being driven by the increasing demand for factory floor automation, increasing production volumes and the resulting need to improve the efficiency and accuracy of manufacturing processes. Growth in the commercial sensor, actuator and motor markets is being driven by demand for sensors, actuators and motors in diverse products, including semiconductor capital equipment, medical devices, printers and copiers.

Aerospace and Defense Sensor Market

     The aerospace and defense market uses sensors for a variety of applications, including systems for inertial navigation, global positioning, satellite tracking, platform stabilization and attitude heading and reference, and related applications. Sensors used in navigation control systems for aircraft provide heading and position information. They also are used for yaw damping, back-up attitude-heading and reference instruments. End-markets include both commercial and military aircraft as well as missiles and smart munitions.

     Similar to the automotive and transportation market, aerospace and defense manufacturers are increasingly incorporating sensors into their products as they seek to improve accuracy, lower costs, enhance reliability, increase functionality and decrease weight. We believe the same factors are driving the increase in the aerospace and defense market demand for MEMS technology products such as guidance and control applications in unmanned air vehicles “UAV”, guided munitions and aircraft flight control systems (such as for the F-22 Raptor).

Competitive Strengths

     We believe that the following key competitive strengths will contribute to our continued growth:

     Extensive Expertise and Experience in Sensor Technology: We have been active in developing new sensor technologies for over 50 years. We believe our advanced technical expertise and ability to successfully commercialize emerging technologies provide us with a competitive advantage in responding to our customers’ evolving demands for miniaturization, precision, increased functionality and lower cost.

     Sophisticated Application Engineering: We derive applications for our products from customer motion control problems that our experienced application engineers solve by using our portfolio of technologies. We rely on our application engineers and sales force to interface with potential customers and expertly assess and solve the specific motion control problems. These important relationships build confidence and loyalty within our customer base and provide us with competitive advantages for our customers’ next generation systems and new applications. We believe our ability to custom engineer sophisticated sensor packaging represents a substantial advantage to our customers.

     Strong Intellectual Property Portfolio: Our investment in research, process and product development over the past several decades has given us a strong portfolio of commercially relevant intellectual property. We currently hold in excess of 80 U.S. patents and 40 foreign patents with expiration dates ranging from October 2004 to November 2024. Some of our key patents relate to our quartz MEMS technology, mixed signal processing, optoelectronics and magnetics. We will continue to invest in research and development to further strengthen our intellectual property and improve our competitive position.

     Strong Products and Brands with Diverse Market Applications: We offer a wide range of products including linear and rotary position sensors, optical encoders, brushless DC motors, magnetic actuators, accelerometers, angular rate sensors, inertial measurement units, inertial navigation systems and sensor-based systems and sub-systems. We market our products under strong brand names, including GyroChip, BEI Encoder, Kimco Actuator and Duncan Position Sensor. We believe that our customers associate these brand names with superior quality, reliability and performance. In addition, we have been successful in leveraging our products and technologies developed for one market into other markets. For example, we were successful in introducing the quartz MEMS sensor initially developed for the military market into the GyroChip we use in the automotive market. We are also leveraging the advancements made to the GyroChip from our automotive efforts into current opportunities for the aerospace and defense markets.

     Advanced, Cost-Effective Manufacturing: We use complex proprietary processes, software and equipment in our manufacturing. The fabrication of certain of our products requires a highly controlled and clean room environment. We have also implemented flexible continuous flow manufacturing, and have automated and continue to automate our volume manufacturing processes which also allows us to meet the needs of our customers for shorter lead-times in a cost-effective manner. In addition, we increasingly utilize low cost manufacturing options and outsource non-core content.

     Long-Term Relationships with Large and Diverse Customer Base: We supply over 6,000 customers globally across diverse industries and markets. Our reputation for superior technology, quality service, and expertise in recommending advanced technical solutions for diverse end-market applications has helped us to develop strong, long-term relationships with our customers. In 2004, 49% of our sales were to Continental Teves (CT). We have had a business relationship with CT, our largest customer for nearly a decade. We have sold to the government and government contractors for several years. In fiscal 2004, 9% of our sales were to government and government contractors. We have multi-year contracts with certain automotive, aerospace and defense customers.

     Experienced Management Team: Our senior management team has an average of over 30 years experience in the sensor and sensor-based industries. We believe our management team has a longstanding track record of working together to produce superior operating performance, even in challenging environments, and the skills and experience necessary to grow our business.

Our Strategy

     Our objective is to be recognized worldwide as the most capable source for the sensor, motor and actuator categories targeted by our products. Our strategy is to provide our customers with superior technical solutions and service that, together with the products themselves, create value and give the customer confidence that the products have been expertly engineered and manufactured. Key elements of our strategy include:

Increase global penetration of the quartz MEMS technology for the automotive industry

     We intend to capitalize on our innovation in quartz MEMS technology and our relationships with our automotive customers to increase our global market penetration. Since 1998, the market for ESC has grown substantially. We estimate that the overall penetration rates for ESC are in the 30%-40% range in Europe, and as high as 50% in Germany, compared to less than 10% in North America and Asia. We believe that safety concerns among consumers, manufacturers and regulatory agencies will increase penetration of ESC and advanced RSC systems worldwide, particularly in North America and Asia. We believe there is an opportunity to grow our business as the market for ESC products continues to penetrate automotive platforms.

Leverage existing technologies and products into other markets and applications

     We are leveraging advancements made in our existing products into new opportunities across all of our markets. For example, the high volume manufacturing processes and techniques related to the GyroChip developed for the automotive industry are now being implemented in navigation and stability applications in non-automotive markets such as commercial aviation. We also seek to use our complementary proprietary sensor capabilities to create value-added systems and products. For example, we can provide position feedback inside a magnetic actuator, creating a “smart” actuator.

Continue to develop and commercialize proprietary technologies with potentially large market opportunities

     We intend to continue the development and commercialization of proprietary technologies that have broad industrial and commercial applications for motion control. Our strategy of focusing on leading edge technology through internal innovation and external investments has enabled us to target technology-based markets for sub-systems and end products in which our sensors, motors and actuators play an enabling role. For example, we are commercializing the non-contact angular position sensors (NCAPS) and developing non-contacting torque sensors. We believe these products could potentially address large emerging markets, including electronic steering. Additionally, commercialization efforts are underway for a belt tension sensor (BTS), intended to address the need for smart air-bag products as mandated by the National Highway Traffic Safety Administration.

Expand product lines through acquisitions and strategic relationships

     We plan to continue to expand our business through acquisitions of or investments in companies, product lines or technologies with an emphasis on increasing our military and industrial revenue. We have established a strategic relationship with Athena Technologies Inc., a provider of advanced flight controls systems for the UAV market. Subsequent to fiscal year-end we acquired Newall Measurement Systems, Ltd. (UK) to add linear encoders and digital readout product lines to our offerings. In addition, we are sponsoring research with a number of universities to provide us with prospective technologies. We intend to continue these efforts to expand our market position and technology portfolio.

Our Customer Markets

     Our products are utilized extensively in the automotive and transportation, industrial and commercial, and aerospace and defense markets. Our primary product offerings are for ESC in the automotive market, military application of quartz MEMS, potentiometric sensors in automotive and transportation, and actuators and encoders in industrial automation. All of our target markets generally are concerned with the detection, interpretation and control of motion. The following is a list of significant applications by end market:

Automotive and Transportation	Industrial and Commercial	Aerospace and Defense
Applications	Applications	Applications
Farm implement position sensors

Hand controls for fork lift operations

Hydraulic and fuel pump motors

Memory seat position sensors

Pedal position sensors

Pedal sensors for drive by wire

Rollover sensing for vehicle dynamic control

Seat belt tension sensors

Smart actuator for autonomous cruise control and other applications

Steering sensors for drive by wire

Steering sensors for vehicle dynamic control

Throttle position sensors

Yaw sensing for vehicle ESC

Bar code scanner motors

Copier drive motors

Crane control encoders

Elevator positioning encoders

Industrial motor speed and position encoders

Machine tool positioning encoders

Medical scanner motors, trackballs and encoders

Mill control encoders

Petrochemical draw works position encoders

Petrochemical Encoders for wireline depth measurement

Printing registration and packaging encoders

Pump and centrifuge motors

Respiratory therapy blower motors and actuator valve. Semiconductor and electronics assembly machine motors, actuators and encoders

Surgical instrument and drill motors

Aircraft attitude, heading, and reference instrumentation rate sensors

Aircraft electro-optical targeting system encoders

Aircraft flight control rate sensors. Inertial measurement units (IMUs) and navigation subsystems

Aircraft instrumentation position sensors, encoders and rate sensors

Antenna stabilization rate sensors

Infrared scanner drives

Mars Rover navigation rate sensor

Missile guidance rate sensors

Missile launcher position encoders

Missile seeker gimbal position and stabilization sensors and actuators

Munitions guidance rate sensors

Radar position encoders

Satellite stabilization rate sensors

Satellite tracking, pointing and rate control encoders and servos for antennas, instruments, and solar arrays

Automotive and Transportation	Industrial and Commercial	Aerospace and Defense
Applications	Applications	Applications
	Tape drive encoders	Spacecraft robotic encoders Tank turret position encoders
UAV flight control, IMUs and navigation subsystems

Our Products

MEMS Quartz Rate Sensors

     We believe we are a world leader in the design, development and manufacture of MEMS quartz rate sensors. MEMS technology utilizes standard semiconductor industry processing techniques to create miniaturized structures that form the mechanical basis of sensors. Our significant investment over many years has yielded a substantial understanding of the properties of quartz as they apply to inertial sensors.

     Our GyroChip angular rate sensor and the Vibrating Quartz Accelerometer (VQA) are examples of products manufactured utilizing MEMS technology. These sensors rely on the piezoelectric proprieties of the base crystalline quartz material. Our extensive knowledge includes crystalline orientations of quartz for maximum performance, miniaturized patented fork designs for maximum signal to noise ratios, low cost, high reliability packaging to withstand high g-forces and minimize the effect of vibration, and proprietary signal processing techniques for temperature compensation, enhanced sensor performance and continuous built-in test capability. Since the inception of our automotive GyroChip production in 1994, we have shipped in excess of 10 million units. Our GyroChips are now the leading brand of yaw rate sensors employed in ESC systems. In addition, modified GyroChips can be found in Boeing, Airbus, Sikorsky and Lockheed Martin aircraft, numerous types of missiles, and in a number of space applications such as the heading control sensor on the Sojourner rover on Mars.

Optical Encoders

     Our encoders translate rotational motion directly into a digitally coded electronic signal that is proportionate to angular position using non-contacting optical means. We have been an active technology developer within the encoder market for decades and we believe we have established brand leadership through continuous innovation in technology and quality of our products.

     We also pioneered the use of LED illumination technology for use in encoder products. Our design strengths in lenses, masks and gratings produce robust signals within our products. We utilize a variety of detector schemes to sense the optical modulation signal. We employ optical application specific integrated circuits (ASICs) combined with signal processing for an encoder on a chip. We have sophisticated, proprietary optoelectronic production machines to master our code disks and test our final products. Our optical encoders are used in a wide array of factory and office automation and aerospace and defense applications, ranging from elevator systems to material handling applications to the Hubble space telescope.

Potentiometric Sensors

     A potentiometric sensor provides an analog output proportionate to a linear or rotary position. Unlike our optical encoders, these are contacting devices that use resistive technologies. Our Duncan potentiometric position sensor utilizes proprietary conductive ink printed onto a substrate which is then placed into a configuration that includes a mechanical wiper contact. These small, light and low cost sensors were first applied to missile fins and missile seeker head position control, and are now used in a wide range of industrial and automotive applications.

     Today, the Duncan position sensor is found in a substantial number of automotive platforms for memory seat, adjustable pedal and steering sensor applications. We believe our sensors are the preferred position sensors in heavy equipment applications. These sensors continue to find increasing usage / acceptance in missiles and the aerospace markets. We believe the Duncan position sensor brand is renowned in its markets for outstanding durability and reliability.

Voice Coil Actuators and Brushless DC Motors

     Voice coil actuators are direct drive linear motion motors consisting of a light moving coil assembly placed in the field of a permanent magnet. We were the first company to integrate high-energy rare earth magnets into voice coils. The integration of high-energy magnets enables the actuators to achieve high speed, high accuracy and dynamic response. Our voice coil actuators are known for superior acceleration and position control capability and are used in a wide variety of applications including wire bonding used in semiconductor manufacturing, controlling valves of medical ventilators and adjusting missile(s) fins. Our voice coil actuators are being integrated with position sensors to create intelligent actuators, called ServoReady and ServoSmart products.

     Besides actuators, we believe we have unique skills and knowledge of high performance magnetics as applied to brushless DC motors. We manufacture low horsepower, high torque, brushless DC motors for motion control applications. We differentiate ourselves by our ability to customize our products to meet our specific customer applications. Our products are used in medical applications, instrumentation, and factory and office automation applications.

Signal Processing

     Common to all of our products is our strong technical capabilities in analog circuits, digital electronics, digital signal processing, ASIC development and network broadcast and unknown server (BUS) communication. We incorporate these skills into our products in several ways. Specialized analog circuits are often necessary to develop initial sensor signals. Proprietary charge amplifiers to read minute piezo charge are an example of this capability. Intelligent functions such as sensor self-check, self-calibration, electronic multiplication and network BUS communication are enabled by our expertise in digital signal processing. To address the needs of volume production we have refined our skills in ASIC design, to reduce a set of electronics to a single cost effective chip.

Relationship With Continental Teves

     We are the primary source to Continental Teves (CT) for angular rate sensors used in ESC systems. CT is a leading global supplier of braking and ESC systems for the automotive industry. Our relationship with CT began in 1994. In 1999, we signed a long-term contract with CT for the supply of 9.3 million GyroChips. In fiscal year 2004 we shipped approximately 3.3 million units under the CT contract.

     In March 2004, we entered into a new agreement with CT that substantially extended our existing business arrangements. Under the new agreement, we will supply all of CT’s rate sensor product requirements for brake-related systems for new automotive platforms starting in 2004. Under the new agreement, final assembly will be transferred to CT. We will supply only the sensor module (i.e. circuit board with the “nugget”). The nugget is the housing structure that contains our GyroChip. Our current plan is to transition to supplying only the nugget by mid-2006. As part of this new agreement, we have also granted CT an exclusive license to use the GyroChip, or any of our other rate sensor products, in brake-related applications for light vehicles such as cars, vans, SUVs and light trucks. We also agreed not to supply certain rate sensor products to any third party for use in brake-related applications for light vehicles. These provisions do not preclude us from supplying these products to our existing customers who have previously purchased rate sensor products from us.

     By transferring to CT responsibility for the production and packaging of ancillary parts of the GyroChip nuggets, we are better able to focus on our core-competitive advantage, which is the design, development and manufacture of GyroChips. We believe that it will result in reduced infrastructure requirements, working capital, program management, technology and manufacturing risk.

Manufacturing

     Our manufacturing operations provide a mix of standard and custom products designed to meet the specialized requirements of particular customers. Our products, whether standard or custom, are normally manufactured in response to customers’ orders and are in general not held as finished goods. Most are assembled from parts or subassemblies that are proprietary to us. We rely on various sources for our raw material components. See “Risk factors—We depend on a limited source of suppliers and any interruption in our supply of components could cause manufacturing delays, increased costs and a loss of sales.”

     Specialized or proprietary equipment is often used to produce our products. For example, a code pattern generator designed by and proprietary to us is used to produce some shaft encoder parts. Specialized quartz micromachining equipment is used for the production of GyroChip units. High throughput automated or semi-automated equipment is used for the production of GyroChip assemblies, brushless motors and potentiometers. Some parts are fabricated under clean room conditions.

     Customer demand for automotive quartz rate sensors required scaling-up our production to support broader introduction of our products in the automobile market. We are continuing to refine manufacturing and industrial engineering measures to support the fabrication, assembly, and testing of new sensors in the appropriate quantities. There can be no assurance that we will be able to produce the required quantities on time or in sufficient amounts to satisfy demand. Failure to do so would have a material adverse effect on our business, financial condition and results of operations. See “Risk factors—Our failure to increase manufacturing capacity in a timely and efficient manner will have a material negative impact on our sales.”

Research And Development

     Our research and development focus has included improving performance and yields of existing products, with special emphasis on the quartz rate sensors used in high accuracy IMUs and high volume yaw rate sensors for the automotive industry. Substantial effort has also been devoted to the development of efficient manufacturing methods necessary for competitive pricing of our products while maintaining the required quality for the automotive market. We have transitioned to a smaller next generation quartz fork sensor, resulting in more forks per wafer. The new patented fork design also offers the opportunity to migrate to larger wafers. We also continued research on fork design to upgrade performance for military applications, introduced overall new packaged configurations and continued to upgrade accelerometer performance for military use. We have also set up study contracts with multiple educational institutions to study selected motion control projects.

     During the 2004 fiscal year, we continued development and commercialization of NCAPS. The development was driven by our perception of market demand for a technology usable in high volume applications (e.g., steering sensors, medium resolution absolute angular position measurement sensors) that would overcome the limitations of contacting sensors as well as the limitations of currently available non-contacting sensors. The design and architecture of NCAPS (essentially a digitally processed proprietary transceiver sensor unit), when combined with our existing manufacturing expertise, may lend itself to high volume production. We believe applications for this technology may cover a wide spectrum within the automotive and industrial market sectors. Design of a customized ASIC for the NCAPS sensor is near completion with production capable devices in test at several customers. We have also developed and patented a capacitive torque sensor for complementary applications with NCAPS.

     Our management believes that our future success will depend in part on our ability to continue to enhance our existing products, and to develop and introduce new products that maintain technological leadership, meet a wider range of customer needs and achieve market acceptance. Accordingly, our internally funded research, development and related engineering expenditures were approximately $14.6 million, $15.3 million and $15.4 million in fiscal 2004, 2003 and 2002, respectively. In addition, customer-funded research and development expenditures charged to cost of sales were $0, $0.5 million and $0.5 million, respectively, for the same periods. Development of our portfolio of rate sensors, including NCAPS, comprised most of the prior years’ customer-funded research and development expenditures.

Employees

     As of October 2, 2004, we had 1,024 employees, including 138 in research, development and engineering, 144 in administration, 40 in marketing and sales, and 702 in operations. We believe that our continued success depends on our ability to attract and retain highly qualified personnel. Our employees are not covered by collective bargaining agreements. We have not experienced any work stoppages and consider our relationships with our employees to be good.

Competition

     Competitors for various products offered by us are found among certain divisions or product lines of large, diversified companies such as Robert Bosch GmbH, Siemens AG, Denso Corporation, Analogue Devices, Danaher Corporation, Northrop Grumman Corporation, BAE Systems PLC, Panasonic/Matsushita Electric Industrial Co. Inc., and Rockwell Automation Inc. There are smaller or product-specific companies, some of whose products compete with ours, including CTS Corporation, Dr. Johannes Heidenhain GmbH, Silicon Sensor International AG, Servo Magnetics Inc., Bourns, Inc. and BI Technologies of TT Electronics PLC.

     In our principal markets, we believe that competition is based primarily on design, performance, reliability, price, delivery, service and support. We believe that we compete favorably with respect to these factors.

Intellectual Property

     We rely primarily upon trade secrets and know-how to develop and maintain our competitive position. We and our subsidiaries currently hold in excess of 80 U.S. patents and 40 foreign patents with expiration dates ranging from October 2004 to November 2024. Because many of these patents relate to technology that is important to certain of our products, we consider these patents to be significant to our business. In addition, we have acquired various licenses for externally developed technology and have incorporated the licensed technology in certain of our current products. We expect to incorporate similar licensed technology in future products.

     While management believes that our intellectual property rights are important, management also believes that because of the rapid pace of technological change in the industries in which we compete, factors such as innovative skills, technical expertise, development and utilization of customized ASICs, the ability to adapt quickly to technological change and evolving customer requirements, product support and customer relations are of equal competitive significance.

Major Customers and Foreign Sales

     CT, located in Germany, accounted for approximately 49%, 41% and 39% of our net sales in fiscal year 2004, 2003 and 2002, respectively. Sales to all customers located outside the United States accounted for approximately 53%, 54% and 50% of our net sales in fiscal 2004, 2003, and 2002, respectively.

Backlog

     Our backlog at October 2, 2004 and at September 27, 2003 was approximately $137 million and $112 million, respectively.

     Our commercial operations typically ship standard products within 3 to 90 days after receipt of a purchase authorization. Our management believes that our competitive position depends in part on minimizing the time that elapses between receipt and shipment of an order. Products that require special analysis, design or testing, such as those produced for customers in the aviation or space technology markets, are generally shipped from 6 to 18 months after receipt of the purchase authorization.

Our backlog includes aggregate contract revenues remaining to be earned principally over the next twelve months for scheduled deliveries under existing contracts. A small number of contracts undertaken by us extend beyond one year. Accordingly, portions of certain contracts are carried forward from one year to the next as part of backlog. All orders considered as backlog as of October 2, 2004 are scheduled for shipment during fiscal 2005. There can be no assurance that all existing contract backlog will eventually result in revenue and, accordingly, the amount of backlog at any date is not necessarily a reliable indicator of future revenue or profitability trends. In the case of U.S. Government contracts, backlog includes only the applicable portion of contracts that are fully funded by a procuring Government agency. All U.S. Government contracts and subcontracts are subject to termination by the U.S. Government at-will, traditionally with compensation for work completed and costs incurred.

Environmental Matters

     We use certain controlled or hazardous materials in our research and manufacturing operations and, as a result, we are subject to federal, state and local regulations governing the storage, use and disposal of such materials. Our management believes that we are currently in compliance with such laws and regulations, and that the cost of such compliance has not had a material effect on our capital expenditures, earnings or competitive position, and is not expected to have a material adverse effect in the foreseeable future.

Available Information

     We file with the Securities and Exchange Commission (“SEC”), pursuant to Section 13(a) or 15(d) of the Exchange Act, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished. These reports may be accessed at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about the Company. The SEC’s Internet address is http://www.sec.gov.

     Our Internet address is http://www.bei-tech.com. We make available, free of charge through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnishes it to, the SEC.

     We have adopted a code of ethics that applies to all officers, directors and employees regarding their obligations in the conduct of Company affairs. This code of ethics is available free of charge upon written request to BEI Technologies, Inc., One Post Street, Suite 2500, San Francisco, California, 94104, Attention: Secretary.

RISK FACTORS

     Before you invest in our Common Stock, you should be aware of various risks to which we are subject, including those described below. The following risks and uncertainties may have a material and adverse effect on our business, financial condition and results of operations, or on the trading price of our Common Stock. You should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K, before you decide whether to purchase any of our Common Stock. If any of the risks or uncertainties we face were to occur, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

We depend on one key customer for a substantial portion of our revenue and the loss of, or a reduction in, orders from that customer would significantly reduce our revenue.

     Approximately 49% of our net sales in fiscal 2004 were to CT for the automotive quartz rate sensor product used in advanced vehicle stability control systems. This concentration of sales is expected to expand in fiscal 2005 and beyond. The loss of sales to CT would have a significant negative impact on our business.

     CT integrates our sensor product into independently developed products and markets the integrated systems to various customers in the automobile industry. In March 2004, we executed a new long-term contract with CT. Under the contract, we will supply all of CT’s new rate sensor product requirements for brake-related electronic stability control (ESC) systems. The impact of the contract on long-term revenue and gross margin depends upon negotiated pricing, customer supplied content, successful development of an enhanced product, projected cost reductions and market acceptance of ESC, among other factors. Under certain circumstances, primarily related to our remaining competitive with our pricing and delivery, CT has the option to terminate the contract. If they choose to discontinue use of our product in their products or lose business for their products, it would have a significant negative impact on our revenue and operating results.

Our failure to increase manufacturing capacity in a timely and efficient manner would have a material negative impact on our sales.

     We are continuing the process of adding production capacity for our automotive yaw rate sensors to respond to the expected future demand for quantities required by the automobile market. In fiscal 2004, we manufactured approximately 3.8 million units of our automotive quartz rate sensor in our Concord, California facility, which supplied sensors to new automobiles sold in the North American, European and Asian markets. In years prior to fiscal 2001, we encountered difficulties in scaling up production of the GyroChip sensors, including problems involving production yields, component supplies and shortages of qualified personnel. Although many of these issues were resolved in fiscal 2001, we did incur some yield loss from our continued ramp-up of unit shipments in 2004. Management expects to continue to increase manufacturing capacity in fiscal 2005 and beyond. A failure by us to manufacture and deliver products in a timely fashion could harm our reputation and cause the loss of potential future sales and we could be liable for penalties to customers in the event of contract breach for delivery failures. These types of manufacturing delays can occur for various reasons, including a lack of manufacturing capacity, the failure of a supplier to provide components in a timely fashion or with acceptable quality, or an inability by us to attract and retain qualified manufacturing personnel. There can be no assurance that future manufacturing difficulties which could have a material adverse effect on our business, financial condition and results of operations, will not occur.

Any defects in our products may lead to product recalls or significant liability claims, which could seriously harm our business and our reputation.

     We have experienced manufacturing quality problems in the past and could experience similar problems in the future. Certain of our products are designed for use in critical safety and mission critical systems. During our continuing efforts to increase manufacturing and production capabilities to meet market demand, high quality standards for our products must be maintained, or we risk customer dissatisfaction, damage to our reputation, or significant liability claims if our products contain undetected errors or inaccuracies. We attempt to contractually limit exposure to liability claims by customers, but this may be insufficient in the face of very large claims and does not preclude all potential claims. As a result, product recalls or significant liability claims, whether or not successful, could harm our reputation and business.

We rely on our primary manufacturing facility to produce a substantial portion of our products and any disruption of production at that facility would have a material adverse effect on our business.

     We manufacture certain products such as quartz rate sensors, potentiometers and certain shaft encoders using extremely complex proprietary processes and equipment. The fabrication of these products requires manufacturing efforts to occur in a highly-controlled and ultra-clean environment, and accordingly these products are extremely sensitive to changes in manufacturing conditions. We are largely dependent on our Concord, California facility to meet the volume of manufacturing required by the automotive market. In the event of a production disruption, equipment could be damaged or process disciplines and controls could be temporarily lost, which would cause us to experience problems achieving acceptable manufacturing rates and yields. Our corporate headquarters and most of our manufacturing facilities are located in California. The risk of losses due to an earthquake in California is significant due to the proximity to major earthquake fault lines. Any disruption of production could delay product shipments, delay or decrease our revenues, hurt our customer relationships and harm our reputation and ability to win future customer agreements. We do not maintain insurance against earthquake damage.

We depend on a limited source of suppliers and any interruption in our supply of components could cause manufacturing delays, increased costs and a loss of sales.

     Although the majority of the components used in our products are available from multiple sources, several components are built or provided to our specifications. Such components include quartz, supplied by Sawyer Research Products, Inc.; Control Area Network (CAN) BUS and microprocessor chip sets, supplied by Texas Instruments; housings, supplied by C&H Casting and ZSNP as gold pellets, supplied by Vacuum Engineering & Material Co., Inc.; PWB/case assemblies, supplied by Kimball Electronics Group; injection molding, supplied by L. W. Reinhold, Inc.; substrates, supplied by Aurora Circuits, LLC; various types of ASICs, supplied by National Semiconductor Corporation, Flextronics Semiconductor, Inc., American Megatrends, Inc. and AMI Semi Conductor, Inc.; and two types of light emitting diodes (LEDs), supplied by Optek Technology, Inc. and Opto Diode Corp. Any increase in the cost of the components used in our products could make our products less competitive and lower our gross margin. Additionally, our single source suppliers could enter into exclusive agreements with or be acquired by one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. To the extent acceptable alternative suppliers are available to us, identifying them and entering into arrangements with them is difficult and time consuming, requiring validation of quality standards. Additionally, consolidations among our suppliers could result in other sole source suppliers. There can be no assurance that there will not be a significant disruption in the supply of such components in the future, or in the event of such disruption, that we will be able to locate alternative suppliers of the components with the same quality at an acceptable price. An interruption in the supply of components used in the manufacture of our products, particularly as we scale up our manufacturing activities could have a material adverse effect on our business, financial condition and results of operations.

If we lose key management or technical personnel, we may not be able to successfully manage our business.

     We depend, to a significant degree, on the continued contribution of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on us. Our success also depends on our ability to attract and retain additional highly qualified management and technical personnel. Skilled technical personnel in our industry are typically in short supply. As a result, competition for these people is intense and they are often subject to offers from competing employers, particularly in northern California where certain of our facilities are located and there is a high concentration of technology companies. There can be no assurance that we will be able to retain our key employees, or that we will be able to attract or retain additional skilled personnel as needed. We do not currently maintain key person insurance on any employee. See “Business–Employees.”

We face significant competition and increased competition could reduce our sales or cause us to lose market share.

     The principal competitive factors affecting the market for our products include product functionality, performance, quality, reliability, price, compatibility and conformance with industry standards, and changing customer systems requiring product customization. Several of our existing and potential competitors, including those noted under “Business – Competition,” have substantially greater financial, engineering, manufacturing and marketing resources than we do. Further, the technologies offered by us may compete for customer acceptance with technologies offered by other manufacturers, such as resolvers, inductosyns, magnetic encoders, laser gyros, fiber optic gyros and silicon gyros. There can be no assurance that other companies will not develop more sophisticated, more cost-effective or otherwise superior products which could have a material adverse effect on our business, financial condition and results of operations.

Our future growth depends on our ability to develop new and enhanced products at competitive prices.

     The market for our products is affected by rapidly changing technology and evolving industry standards and the emergence of new technologies and protocols. We believe that our future success will depend upon our ability to enhance our existing products and to further develop and introduce new products that meet a wide range of evolving customer needs and achieve market acceptance. In particular, we are required to develop an enhanced version of our automotive quartz rate sensor as part of our agreement to supply product to CT. Our failure to develop new and enhanced products will negatively impact our revenue and our business. We have incurred, and we expect to continue to incur, substantial expenses associated with the introduction and promotion of new products. We cannot assure you that we will be successful in our efforts to develop new and enhanced products, or that any new and enhanced products will achieve market acceptance.

Our failure to protect our proprietary technology could result in increased competition and downward price pressure resulting in a loss of revenues and profits.

     Success for us depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. Nevertheless, such measures may not be adequate to safeguard the proprietary technology underlying our products. In addition, our existing and future patents could be challenged, invalidated or circumvented, and any right granted thereunder may not provide meaningful protection to us. The failure of any patents to provide protection to our technology might make it easier for competitors to offer similar products and use similar manufacturing techniques. Despite precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around those patents issued to us. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in such countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. Further, at the request of customers, we occasionally incorporate a customer’s intellectual property into designs, in which case we will have obligations with respect to the non-use and non-disclosure of that intellectual property. However, the steps taken by us to prevent misappropriation or infringement of our intellectual property or that of customers may not be successful. Moreover, costly and time intensive litigation could be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including customers.

Our failure to avoid litigation for infringement or misappropriation of proprietary rights of third parties could result in costly, time-consuming litigation or even the inability to offer certain products.

     The industries in which we operate can be characterized by their vigorous protection and pursuit of intellectual property rights. In this regard, the invalidity of our patents could be asserted and claims made against us. Furthermore, in a patent or trade secret action, we could be required to withdraw certain products from the market or redesign products offered for sale or under development. We have also entered into certain indemnification obligations in favor of customers and strategic partners that could be triggered upon an allegation or finding of infringement of other parties’ proprietary rights. Irrespective of the validity or successful assertion of such claims, we would likely incur significant costs and diversion of resources with respect to the defense of such claims. To address any potential claims or actions asserted in opposition, we may seek to obtain a license under a third party’s intellectual property rights. Under such circumstances, a license may not be available on commercially reasonable terms, if at all.

Changes to or failure to comply with government regulations could require us to redesign our products or cause us to be unable to sell into certain countries or to certain customers, which could result in a substantial decrease in our revenue.

     Certain aspects of the industry in which our products are sold are regulated both in the United States and in foreign countries. Imposition of public carrier tariffs, foreign taxation and the necessity of incurring substantial costs and the expenditure of managerial resources to obtain regulatory approvals, particularly in foreign countries where safety standards differ from those in the United States, or the inability to obtain regulatory approvals within a reasonable period of time, could have a material, adverse effect on our business, operating results and financial condition. Our products must comply with a variety of equipment, interface and installation standards promulgated by regulatory authorities in different countries. Changes in government policies, regulations and interface standards could require the redesign of products and result in product shipment delays which could have a material, adverse impact on our business, operating results and financial condition.

     Certain of our exports, such as our GyroChip quartz rate sensors, are subject to restrictions contained in the State Department’s International Traffic in Arms Regulations and require export licenses in order to be sold abroad. Non-defense related foreign sales are generally governed by the Bureau of Export Administration of the U.S. Commerce Department, which also frequently requires export licenses. We can give no assurance that we will be successful in obtaining these necessary licenses in order to conduct business abroad.

     For example, in July 2003, the State Department contacted us, our customers and other companies in the aviation industry concerning exports and re-exports of our QRS11 GyroChip quartz rate sensors, which are controlled under the International Traffic in Arms Regulations. The QRS11 sensors are used in military and commercial aircraft, among other applications. Noncompliance with the International Traffic in Arms Regulations could subject us, our customers and other companies in the aviation industry to criminal, civil and administrative sanctions. Delays associated with obtaining export licenses and other approvals, and the inability to obtain export licenses and other approvals in some cases, could subject us, our customers and other companies in the aviation industry to financial losses. Although we were able to work with the appropriate regulatory entities and ensure that exports of those sensors complied with relevant regulations, the delay in product shipments as well as the cost of dealing with the regulatory authorities had a negative impact on our business. We cannot assure you that we will not have similar issues in the future. Any such regulatory issues may have a material adverse effect on our business, financial condition and results of operations.

We sell a significant portion of our products to U.S. government entities and the terms of such contracts expose us to greater financial risks.

     Approximately 9%, 10% and 9% of our net sales in fiscal 2004, 2003 and 2002, respectively, were derived from contracts with the U.S. Government or under subcontract to other prime contractors to the U.S. Government. Because a significant portion of our business is derived from contracts with the Department of Defense or other agencies of the U.S. Government, our business is sensitive to changes in U.S. Government spending policies that can have significant variations from year to year. At various times, our results have been adversely affected by contract cutbacks and there can be no assurance that our results of operations will not in the future be materially and adversely affected by changes in U.S. Government procurement policies or reductions in U.S. Government expenditures for products furnished by us.

     Under applicable regulations, various audit agencies of the U.S. Government conduct regular audits of contractors’ compliance with a variety of U.S. Government regulations. The U.S. Government also has the right to review retroactively the cost records under most U.S. Government contracts. Contract prices may be adjusted in the event the U.S. Government determines that we submitted incomplete, inaccurate or obsolete cost or pricing data. Government contracts and subcontracts generally provide for either a fixed price, negotiated fixed price or cost-plus-fixed-fee basis for remuneration. The majority of our contracts with the U.S. Government are competitive fixed price or negotiated fixed price contracts, although cost-plus-fixed-fee contracts provided approximately 2% of our net sales in fiscal 2004. For fixed price contracts, we bear the risk of cost overruns and derive the benefits from cost savings. As a result, greater risks are involved under fixed price contracts than under cost-plus contracts because failure to anticipate technical problems, estimate costs accurately or control costs during contract performance may reduce or eliminate the contemplated profit or may result in a loss.

     All U.S. Government contracts contain termination clauses that allow the contract to be terminated either for contractor default or for the convenience of the U.S. Government. In the event of termination for the convenience of the Government, the clause typically provides that the contractor will receive payment for work-in-progress, including profit. To date, termination of our contracts by the U.S. Government has not had any significant effect on our financial results. However, no assurance can be given that such terminations will not have a materially adverse effect on our results of operations in the future.

A high percentage of our sales are overseas and exchange rate fluctuations may affect our competitiveness or a failure by us to comply with foreign laws may have a material negative impact on our business.

     Sales to customers located outside the United States accounted for approximately 53%, 54% and 50% of our net sales in fiscal 2004, 2003 and 2002, respectively. Most of these sales were to CT locations in Europe and Japan. We expect that international sales will continue to represent a significant portion of our product revenues and that we will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and complying with a wide variety of foreign laws. Although we have not previously experienced significant difficulties under foreign law in exporting our products, there can be no assurance that we will not experience such difficulties in the future. In addition, because we primarily invoice our foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for our products by causing our prices to be out of line with products priced in the local currency. Such difficulties could have a material adverse effect on our international sales and a resulting material adverse effect on our business, operating results and financial condition.

We rely on our Tijuana, Mexico manufacturing facility to produce some of our product. If we are unable to produce product in sufficient quantities or with adequate quality due to risks inherent in operating a facility outside the United States, we may not be able to fulfill our production commitments to our customers, which could cause us to lose sales and would harm our reputation.

          As part of our operating strategy, we manufacture some of our products in our Tijuana, Mexico facility. In order to continue to lower our costs of production and increase our gross margins, we plan to increase manufacturing at this facility. Factors that could result in an interruption of supply from our Mexican facility or prevent us from increasing our production at the facility include, but may not be limited to:

•	changes in local regulations and government policy;

•	inability of third party agencies to provide appropriate individuals to work in our facility;

•	inability to expand the size of our facility;

•	labor disputes;

•	changes in import/export regulations

•	infrastructure failures; and

•	political instability.

     In the event of an interruption of supply from our Mexican facility, our reputation may be harmed and we may lose future sales.

If our insurance coverage is insufficient to cover possible future property and casualty loss events, we could suffer a material adverse effect to our business.

     It is our policy to insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, workers’ compensation, comprehensive general liability and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although we believe that our insurance coverage is reasonable, significant events such as judicial decisions, legislation, economic conditions and large losses could materially affect our insurance obligations and future expense. We do not maintain insurance coverage against earthquake damage.

If we fail to correct certain significant deficiencies in our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements would cause our stock price to decrease substantially and potentially subject us to litigation.

     We are in the process of instituting changes to our internal control procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, when and as such requirements become applicable to us. In connection with this process, we have identified certain significant deficiencies in our internal controls. (See Item 9A Controls and Procedures for a further discussion of these deficiencies.) We are devoting substantial resources to improve and enhance our written policies and procedures and internal controls to remedy these significant deficiencies. If we fail to correct these significant deficiencies and maintain adequate internal controls, we may not be able to provide accurate financial statements and comply with the Sarbanes-Oxley Act of 2002. Any failure to maintain the adequacy of our internal controls and provide accurate financial statements may subject us to litigation and would cause the trading price of our Common Stock to decrease substantially.

     Our stock price has in the past and may continue in the future to fluctuate, which could result in substantial losses for investors and significant costs related to litigation.

     The market price for our Common Stock fluctuated widely in the past. We anticipate that the market for our Common Stock will continue to be volatile. This could result in substantial losses for investors. The market price of our Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	quarterly variations in operating results;

•	changes in financial estimates by securities analysts;

•	announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;

•	publicity about our company, our products and services, our competitors or the markets in which we compete in general;

•	additions or departures of key personnel;

•	any future sales of our Common Stock or other securities;

•	international political instability, including, for example, instability associated with military action in Afghanistan and Iraq, strained relations with North Korea and other conflicts; and

•	stock market price and volume fluctuations of publicly-traded companies in general and in our industry in particular.

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in significant costs and divert management’s attention and resources, which could seriously harm our business and operating results.

Anti-takeover provisions of our charter documents, Delaware law and our stockholder rights plan could prevent or delay transactions resulting in a change in control.

     Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions:

•	establish a classified board of directors, so that not all members of our board may be elected at one time;

•	set limitations on the removal of directors;

•	limit who may call a special meeting of stockholders;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	provide our board of directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval; and

•	require holders of at least 80% of our voting power to approve a business combination between us and a holder of more than 10% of our voting power.

     Our board of directors adopted a stockholder rights agreement in September 1997. The terms of this agreement provide for a dividend distribution of one preferred share purchase right for each outstanding share of our Common Stock, and each preferred share purchase right entitles the holder to purchase one-hundredth of a share of our Series A Junior Participating Preferred Stock. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, a certain percentage of our assets or earning power, unless the rights are redeemed by us for $0.001 per right subject to adjustment as provided in the rights agreement, the rights will become exercisable by all rights holders, except the acquiring person or group, for the number of shares of Common Stock equal to the market book value of twice the purchase price. These rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

     These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our Common Stock.

Geopolitical military conditions, including terrorist attacks and other acts of war, may materially and adversely affect the markets in which we operate, our operations and our profitability.

     International conflicts such as the war in Iraq and the political turmoil in the Middle East cause significant uncertainty with respect to U.S. and other business and financial markets and may adversely affect our business. Although our military and aerospace business may experience greater demand for products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts have adversely affected our business in the past, and may in the future adversely affect our business.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Our directors and executive officers and their ages as of December 1, 2004 are as follows:

Name	Age	Position
Charles Crocker	65	Chief Executive Officer and Chairman of the Board of Directors

Dr. Asad Madni	57	President, Chief Operating Officer and Director

John LaBoskey	51	Senior Vice President and Chief Financial Officer

Robert R. Corr	58	Vice President, Treasurer, Controller and Secretary

David Pike	51	Vice President and General Manager, Systron Donner Automotive Division.

Richard M. Brooks (1)(2)	76	Director

C. Joseph Giroir, Jr. (1)(2)(3)	65	Director

Dr. William G. Howard, Jr. (1)(2)(3)	63	Director

J. Lavon Morton (1)(3)	54	Director

Gary D. Wrench	71	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating & Corporate Governance Committee

Directors & Executive Officers

     Mr. Crocker began serving as a Director in June 1997 prior to the distribution of our shares of Common Stock (the “Distribution”) to all stockholders of our former parent, BEI Electronics, Inc.(“Electronics”) and resulting spin-off of the Company from Electronics in September 1997 (“Spin-Off”). He was a founder of Electronics and was named Chairman of the Board of Directors of Electronics in October 1974. He continued to serve as a Director of BEI Medical Systems, Inc. (formerly Electronics prior to September 1997) until the sale of BEI Medical Systems, Inc. in June 2002. Mr. Crocker has served as Chairman of the Board of Directors since October 1997. Mr. Crocker assumed the positions of President (in which position he served until May 2000) and Chief Executive Officer, effective October 1, 1997, after resigning as President and CEO of Electronics as a result of the Distribution. Mr. Crocker served as President of Crocker Capital Corporation, a Small Business Investment Company, from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of Franklin Resources, Inc. and its subsidiary Fiduciary Trust International, Pope & Talbot, Inc. and Teledyne Technologies, Inc. Mr. Crocker holds a B.S. from Stanford University and a M.B.A. from the University of California, Berkeley.

     Dr. Madni was appointed our President and Chief Operating Officer in May 2000. He began serving as a Director and as a Vice President of ours in June 1997 prior to the Distribution and resulting Spin-Off. Dr. Madni was appointed President of BEI Sensors & Systems Company, Inc. in October 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors & Controls Group, of which Dr. Madni had been President since October 1992. Prior to joining Electronics in 1992, he served over 17 years in various senior level technical and executive positions with Systron Donner Corporation, a manufacturer of avionics and aerospace sensors and subsystems. He was most recently Chairman, President and CEO of Systron Donner Corporation, a subsidiary of Thorn/EMI. Dr. Madni’s degrees include a B.S. and M.S. in Engineering from the University of California, Los Angeles, and a Ph.D. in Engineering from California Coast University. He is also a graduate of the Engineering Management Program from the California Institute of Technology, the AEA/Stanford Executive Institute from Stanford University, and the Program for Senior Executives from the Massachusetts Institute of Technology, Sloan School of Management. He is a Chartered Engineer and Fellow of the Institute of Electrical and Electronics Engineers, Institution of Electrical Engineers, Institute for the Advancement of Engineering, New York Academy of Sciences, American Association for the Advancement of Science, American Institute of Aeronautics and Astronautics, and the International Biographical Association.

     Mr. LaBoskey serves as our Senior Vice President and Chief Financial Officer. He was appointed Vice President and Chief Financial Officer of BEI Sensors & Systems Company Inc., in October 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors & Controls Group, of which Mr. LaBoskey had served as Vice President and Controller since 1992. Prior to joining Electronics in 1992, he served for 7 years as Controller for Systron Donner Corporation, Microwave Division, a manufacturer of avionics and aerospace sensors and subsystems. Mr. LaBoskey’s degrees include a Bachelor of Arts from the University of California, Irvine, and a Masters in Business Administration from the University of Colorado. He is also a graduate of the Executive Program from the University of California, Los Angeles, Anderson School of Management. He is a Certified Management Accountant (CMA) through the Institute of Management Accountants (IMA), and Certified in Production and Inventory Management (CPIM) through the American Production and Inventory Control Society (APICS).

     Mr. Corr was named a Vice President of ours in March 2000. He has served as our Treasurer, Controller and Secretary since September 1997 and held these same positions with Electronics prior to the Distribution in September 1997. Mr. Corr resigned from his positions with Electronics immediately prior to the Distribution. Mr. Corr served as Secretary of Electronics from February 1995, served as Controller from November 1989 and served as Treasurer from November 1987 until his resignation immediately prior to the Distribution. From 1978 to 1987, he was employed by AMPEX Corporation, an electronics and magnetic media company, in various financial positions. From 1975 to 1978, he was an auditor with Arthur Andersen LLP. Mr. Corr received a B.B.A. from Loyola University in 1968 and his CPA in 1978 from the State of California.

     Mr. Pike serves as our Vice President and General Manager, Systron Donner Automotive Division. Mr. Pike joined Electronics in 1983, and prior to his present position served in various operational, administrative and financial positions with BEI Sensors & Systems Company, a subsidiary of ours. Prior to joining Electronics, he was employed by Coastal Oil & Gas and AFCO Metals in their respective financial departments. He received a B.A. from Ouachita Baptist University in 1973 and his CPA in 1979 from the State of Arkansas.

     Mr. Brooks began serving as a Director in June 1997 prior to the Distribution and resulting spin-off of the Company from BEI Electronics in September 1997. From 1987 until his resignation as a result of the Distribution, he served as a director of Electronics. He is currently an independent financial consultant. Mr. Brooks holds a B.S. from Yale University and a M.B.A. from the University of California, Berkeley.

     Mr. Giroir began serving as a Director in June 1997 prior to the Distribution and resulting Spin-Off. He was a director of Electronics from 1978 until his resignation as a result of the Distribution. He served as the Secretary of Electronics from 1974 to early 1995. Mr. Giroir is the sole member of the law firm Giroir, PLLC. Mr. Giroir is also Chairman of the Board of the Centennial Bank and Two JJ Ranch, LLC. Mr. Giroir holds a B.A. and a L.L.B. from the University of Arkansas and a L.L.M. from Georgetown University.

     Dr. Howard began serving as a Director in June 1997 prior to the Distribution and resulting Spin-Off. He was a director of Electronics from December 1992 until his resignation as a result of the Distribution. He is currently an independent consulting engineer in microelectronics and technology-based business planning. From 1987 to 1990, Dr. Howard served as Senior Fellow of the National Academy of Engineering and, prior to that time, held various technical and management positions with Motorola, Inc., most recently as Senior Vice President and Director of Research and Development. He currently serves as director of RAMTRON International Corp., Credence Systems, Inc., Thunderbird Technologies, Inc., Xilinx, Inc., and Innovative Micro Technology, Inc. Dr. Howard holds a B.S.E.E. and a M.S. from Cornell University and a Ph.D. in electrical engineering and computer sciences from the University of California, Berkeley.

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

     Mr. Wrench began serving as a Director in June 1997 prior to the Distribution and resulting Spin-Off. He was Senior Vice President and Chief Financial Officer of Electronics from July 1993 until his resignation as a result of the Distribution, and held these same positions with us until his retirement in May 2000. Mr. Wrench was named a Director of Electronics in

February 1986. He continued to serve as a Director of BEI Medical Systems, Inc. (formerly Electronics prior to September 1997) until the sale of BEI Medical Systems, Inc. in June 2002. From April 1985 to July 1993, he served as Vice President of Electronics and President and Chief Executive Officer of BEI Motion Systems Company, Inc., then a wholly owned subsidiary of Electronics that is now a part of the Company. Mr. Wrench holds a B.A. from Pomona College and a M.B.A. from the University of California, Los Angeles.

Staggered Board of Directors

     We have a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of our management. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class I directors to expire at the 2007 annual meeting of stockholders, the term of office of the Class II directors to expire at the 2005 annual meeting of stockholders and the term of office of the Class III directors to expire at the 2006 annual meeting of stockholders. Class I consists of Mr. Crocker and Mr. Morton; Class II consists of Mr. Giroir, Dr. Madni and Mr. Wrench; and Class III consists of Mr. Brooks and Dr. Howard. Directors elected to succeed those directors whose terms expire will be elected to a three-year term of office. All directors hold office until the next annual meetings of stockholders at which their terms expire and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships between any of the officers and directors.

ITEM 2. PROPERTIES

     Our principal executive offices are located in leased office space in San Francisco, California under a lease that expires in 2006. We own or operate ten other facilities that relate to our business and maintain office space in various locations throughout the United States and in Europe for sales and technical support. None of the owned principal properties is subject to any encumbrance material to our consolidated operations. Management believes that its existing owned or leased facilities are adequate to meet our needs for the foreseeable future.

     We have identified a property as excess space. See Note 14 to the consolidated financial statements.

     In addition to our executive offices, our principal facilities are as follows:

Location	Description of Facility
Concord, California	Own approximately 101,000 square foot manufacturing, engineering and administrative facilities.

Maumelle, Arkansas	Own approximately 54,000 square foot manufacturing, engineering, administrative and research and development facility.

Goleta, California	Own approximately 33,000 square foot manufacturing, engineering and administrative facility.

Tustin, California	Lease approximately 80,000 square foot manufacturing, engineering and administrative facility.

Sylmar, California	Lease approximately 74,000 square foot facility of which approximately 6,000 square feet is used for engineering and administrative facility; the remainder is subleased to third parties.

Tijuana, Baja California	Lease approximately 52,000 square foot manufacturing, and administrative space.

Irvine, California	Lease approximately 42,000 square foot manufacturing, engineering and administrative facility.

Strasbourg, France	Lease approximately 19,000 square foot manufacturing, engineering and administrative facility.

Hayward, California	Lease approximately 15,000 square foot manufacturing, research and development facility.

Vista, California	Lease approximately 29,000 square foot manufacturing, engineering and administrative facility.

ITEM 3. LEGAL PROCEEDINGS

     During fiscal 2002, BEI Defense Systems, a subsidiary of ours with discontinued operations, was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney’s fees, of approximately $0.7 million against us. We filed an appeal of the judgment in the United States Court of Appeals for the Eighth Circuit. Due to the uncertainty of success in the appeal, we reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002. In early February 2004, the appeals court issued an opinion reversing the district court’s judgment in part and remanding one of the claims to the district court for further consideration consistent with the appeals court’s opinion. In March 2004, the United States Court of Appeals for the Eighth Circuit denied a motion for rehearing. We recorded the reduced judgment against us reflected in the Appeals Court ruling and the reserve was adjusted to approximately $0.1 million for the anticipated final liability and related legal fees.

     At the end of fiscal 2004, we were added as a party to several currently pending lawsuits relating to an explosion, in 2000 at a third party’s facilities, of hazardous materials allegedly provided by us. We have notified our insurance carrier of these lawsuits and the carrier has agreed to assume our defense in these matters. We have not recorded any reserves for these matters due to their early stage and our insurance coverage.

     We have other various pending legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements as material, individually or in the aggregate, will have a material impact on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock commenced regular way trading on the NASDAQ National Market System under the symbol “BEIQ” on October 8, 1997. Set forth below are the high and low closing sale prices on the National Market System for the periods indicated. Such quotations do not reflect retail mark-ups, markdowns or commissions.

2004 Fiscal Year			Cash Dividend
(ended 10/02/04)	High	Low	Declared
Fourth Quarter	$30.00	$21.82	$0.01
Third Quarter	$29.62	$20.20	$0.01
Second Quarter	$24.75	$18.80	$0.01
First Quarter	$20.94	$15.15	$0.02

2003 Fiscal Year			Cash Dividend
(ended 9/27/03)	High	Low	Declared
Fourth Quarter	$16.68	$11.55	$0.01
Third Quarter	$12.34	$8.27	$0.01
Second Quarter	$12.15	$8.83	$0.01
First Quarter	$15.00	$9.16	$0.01

     As of December 8, 2004, there were approximately 5,200 participants in security position listings of our common stock. The Board of Directors declared, and we paid, cash dividends per share of common stock noted above in fiscal 2004 and 2003. Payment of dividends is within the discretion of our Board of Directors, will be subject to periodic review and will depend, among other factors, upon our earnings, capital requirements, operating results and financial condition from time to time. There are no restrictions on our ability to pay dividends provided the covenants set forth in our bank credit agreement and Senior Note Agreement are met (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 4 to the Consolidated Financial Statements). The covenants primarily concern certain operating ratios and minimum balances of tangible net worth. We were in compliance with these covenants in fiscal 2004.

     A regular quarterly dividend of $0.01 per share was declared November 17, 2004 to stockholders of record on December 1, 2004.

     On August 14, 2002, the Company publicly announced that its Board of Directors had approved the repurchase by the Company, in the open market or in privately negotiated transactions, of an additional 300,000 shares of the Company’s Common Stock. The repurchases may be made either from the Company’s cash funds or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion. 41,087 shares were purchased in fiscal 2004, bringing the balance of shares available for purchase under the program to 283,821. Since the program was announced, a total of 1,216,179 shares have been repurchased at an aggregate cost of $12,661,021.

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

				(d)
				Maximum
			(c) Total number	number of
			of shares	shares that
			purchased as	may yet be
	(a) Total		part of a	purchased
	number of	(b) Average	publicly	under the
	shares	price paid per	announced plan	plan or
	purchased	share ($)	or program	program
July 4, 2004 – August 2, 2004	0	0.00	—	—
August 3, 2004 – September 1, 2004	7,536	$24.42	—	—
September 2, 2004 – October 2, 2004	9,913	$26.91

Total	17,449	$25.58	—	—

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Number of securities
remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Equity Incentive Plan	374,310	11.47	695,639
Equity compensation plans not approved by security holders:
None	—	—	—

Total	374,310	$11.47	695,639

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the five fiscal years presented below is derived from our audited Consolidated Financial Statements. The data should be read in conjunction with the Consolidated Financial Statements and their related Notes, and the other financial information included therein.

	Years Ended
	October 2,	September 27,	September 28,	September 29,	September 30,
	2004	2003	2002	2001	2000
	(amounts in thousands except per share amounts)
Statement of Operations Data:
Net sales	$281,300	$213,674	$185,638	$238,985	$219,216
Income (loss) from continuing operations	11,643	5,565	(8,806)	11,717	9,607
Diluted income (loss) from continuing operations per share	0.80	0.39	(0.63)	0.81	0.65
Shares used in computing diluted income (loss) per share	14,638	14,291	13,993	14,444	14,807
Dividends per common share	0.05	0.04	0.04	0.075	0.04
Balance Sheet Data:
Working capital	$38,632	$37,783	$36,551	$43,764	$41,808
Total assets	152,568	133,453	127,166	146,357	138,288
Long-term debt (excluding current portion)	10,639	17,494	22,500	29,556	36,614
Stockholders’ equity	72,735	58,641	52,359	60,320	49,096

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and in the “Business—Risk Factors” section of this Report.

     See “Critical Accounting Policies and the Use of Estimates” for a description of our critical accounting policies.

Overview

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

     Our products include gyroscopes, position sensors, optical encoders, brushless DC motors, magnetic actuators, accelerometers, rate sensors, inertial measurement units and sensor-based systems and sub-systems. Our brand names are well recognized in their respective markets, and we have a portfolio of unique technological capabilities that we strive to renew and expand through ongoing research and development. As the worldwide demand for automotive sensors for advanced safety applications has grown significantly, we continue to increase production of our MEMS quartz rate sensor, the GyroChip. Currently, the annual production rate of the GyroChip exceeds 3.8 million units. Since 1994, we have supplied in excess of 10 million units. These sensors are employed in vehicle dynamic control systems that help prevent spinout and reduce the chance for rollover in a growing number of automotive platforms.

     We generate revenue through operations that design, manufacture and sell electronic devices for the commercial automotive, industrial and government industries. The percentage of sales to major industries are as follows:

	Fiscal Year Ended
	October 2, 2004	September 27, 2003	September 28, 2002
Automotive and transportation	61%	56%	51%
Industrial and commercial	30%	34%	40%
Aerospace and defense	9%	10%	9%

     During March 2004, we executed a long-term contract for automotive rate sensor products with our largest customer, CT. Under the new contract, we have agreed with CT on a substantial extension of our strategic business relationship. We will supply all of CT’s rate sensor product requirements for brake-related ESC systems. The impact of the contract on long-term revenue and gross margin depends upon negotiated pricing, customer supplied content, projected cost reductions and market acceptance of ESC, among other factors. CT will continue to take delivery on the prior contract for an aggregate of 9.3 million units for the sensor module assembly to complete the contract, which expires in 2006. As we are shifting emphasis to high volume sensor and package production, we will sell and transfer our cluster final assembly and test line to CT to enable them to perform those functions. At the point when the shift occurs, revenue and related costs will decrease; however, net margins will not be significantly impacted.

     We are actively expanding our business through organic growth, acquisitions of, or investments in, companies, product lines or technologies, with an emphasis on increasing our military and industrial revenue. For example, in 2002, we formed a strategic relationship and made an investment in Athena Technologies, Inc., a provider of advanced flight controls systems for the UAV market. This relationship allows us to provide advanced competitive solutions in emerging markets including commercial avionics, attitude heading and reference systems, aerial targets and unmanned vehicles, guided munitions, automotive control systems, and industrial control systems. This is part of our strategy to use our low cost, high volume automotive sensor expertise in developing sophisticated applications for the aerospace, defense, industrial and commercial markets.

     Net sales outside North America represented approximately 53% of total net sales for the fiscal year period ending October 2, 2004. The majority of those sales were to CT and accounted for 49% of total net sales for the fiscal year ending October 2, 2004. We have derived and expect to continue to derive a majority of sales from products outside the United States. The vast majority of these sales are denominated in U.S. dollars.

     In fiscal 2004, we generated record revenue levels. During this period, automotive and transportation sensor sales increased 44%, industrial and commercial sales increased 18% and aerospace and defense sales increased 10% over the prior year. We plan to focus on lowering costs and increasing gross margin by a continued increase in manufacturing offshore. We also plan to strengthen our existing business by continuing to negotiate long-term contracts, adding long-term business by securing production contracts for new products (such as a NCAPS and BTS) and developing strategic relationships with larger corporate partners for long-term sales of multiple sensor product offerings.

Results of Operations

     The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations.

	Years Ended
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.4	75.4	72.4

Gross margin	23.6	24.6	27.6
Operating expenses:
Selling, general and administrative expenses	12.0	14.7	16.6
Research, development and related expenses	5.2	7.2	8.3
Provision for excess capacity	(0.1)	0.6	5.5
Provision for uncollectables from a related party	0.0	0.0	1.7
Provision for product line move and other	0.0	0.0	1.2

Income (loss) from operations	6.5	2.1	(5.7)
Other income (expense)	0.3	2.7	(0.9)
Interest expense	(0.5)	(0.9)	(1.2)

Income (loss) before income taxes	6.3	3.9	(7.8)
Provision (benefit) for income taxes	2.2	1.4	(3.1)

Net income (loss)	4.1%	2.5%	(4.7)%

Net Sales

     During fiscal 2004 our net sales increased 31.6% to $281.3 million from $213.7 million in fiscal 2003. The sales volume increase was primarily due to a 44.0% increase in automotive revenue to $171.5 million compared with $119.1 million in fiscal 2003. Automotive revenue increased due to larger GyroChip sensor shipments to CT due to improved consumer acceptance of stability control systems and the launch of new platforms with an increasing amount of multi axis roll stability control systems. Future revenue from automotive customers is dependent on demand for stability control systems, and on our ability to supply a cost competitive product in volume. Industrial revenue increased by 18% to $85.8 million from the prior year level of $72.7 million due largely to stronger demand for potentiometers used in heavy equipment, industrial encoders and quartz products for commercial aviation. Government aerospace and defense sales increased 10% to $24.0 million from $21.8 million due to higher sensor sales to space and military programs and inertial sensor applications.

     During fiscal 2003 our net sales increased 15.1% to $213.7 million from $185.6 million in fiscal 2002. The sales volume increase was primarily due to increased commercial sales to domestic and foreign automotive customers, and to a lesser extent government sales. Sales to the automotive industry, including sales of our GyroChip sensors, increased 25.8% to $119.2 million from $94.7 million in fiscal 2002 due to the launch of new platforms into the North American and European markets and an increase in quantities shipped and engineering development billings of $3.0 million to our largest customer. Sales to other industrial customers decreased $1.3 million to $72.7 million from $74.0 million during fiscal 2003 resulting primarily from continued weakness in factory automation. Government related sales increased $4.9 million in fiscal 2003 to $21.8 million from $16.9 million during fiscal 2002 primarily from increased military based sensor shipments.

     Our sales to international customers were approximately 53%, 54% and 50% of our net sales for fiscal 2004, 2003 and 2002, respectively. The slight change in international sales in fiscal 2004 is the result of domestic customer demand growing faster than international customer demand for GyroChips. The increase in international sales in fiscal 2003 is attributable to the launch of new automotive platforms with stability control systems and an increase in quantities shipped for older platforms.

Cost of Sales and Gross Margin

     In fiscal 2004 cost of sales as a percentage of net sales increased 1.0% primarily due to a settlement with a customer of $1.6 million recorded in the fourth quarter and a higher automotive product mix with its continued lower associated average margins. The average cost of sales for Gyrochip automotive products, which doubled from 1.9 million units shipped in fiscal 2002 to 3.8 million units shipped in fiscal 2003, was impacted by yield losses from this significant ramp-up. This was offset by the recovery of previously expensed scrap costs from two vendors in the second quarter of fiscal 2004 and to lower cost of sales as more industrial products were manufactured offshore. There may be additional margin rate variability in future years due to the introduction of new products, changes in product pricing, negotiation of development revenues and changes in manufacturing processes, volumes and product life cycles. Management continues to undertake technological initiatives designed to increase manufacturing and production efficiencies and attempts to maintain close relationships with vendors and customers in an effort to reduce costs and increase margins.

     In fiscal 2003 cost of sales as a percentage of net sales increased 3.0% due to a higher automotive product mix with lower associated margins, higher overhead spending associated with GyroChip capacity expansion not yet fully absorbed, additional inventory reserves at our facilities, the impact of low yields associated with model launches and scrap issues with two automotive vendors.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses in fiscal 2004 increased $2.3 million from $31.4 million in fiscal 2003 to $33.7 million due primarily to costs related to the support of the higher revenue base across all product lines and costs associated with preparing for the new reporting requirements of the Sarbanes-Oxley Act of 2002. Partially offsetting these increases was a reduction in spending on legal proceedings in the current fiscal year. Management believes that the cost to comply with the Sarbanes-Oxley Act of 2002 will be greater in fiscal 2005 than in fiscal 2004.

     Selling, general and administrative expenses in fiscal 2003 increased $0.5 million from $30.9 million in fiscal 2002 to $31.4 million. Included in selling, general and administrative expense was the legal expense recovery of $3.5 million associated with the favorable settlement of our patent infringement litigation against a competitor. More than offsetting this recovery was increased spending primarily due to the legal costs associated with the patent infringement litigation settlement of $2.7 million and other spending of $1.3 million to support higher revenue. As a percentage of sales, selling, general and administrative expenses decreased 2.7 percentage points to 12.0% in fiscal 2004 from 14.7% in fiscal 2003 primarily due to increased sales revenue.

Research, Development and Related Expenses

     Research and development expenses in fiscal 2004 decreased $0.7 million to $14.6 million from $15.3 million in fiscal 2003 due to our reduced silicon development efforts in 2004.

     Research and development expenses in fiscal 2003 decreased $0.1 million to $15.3 million from $15.4 million in fiscal 2002. Research and development expenditures were constant due to management’s dedication to the development of new and enhanced products, such as the next generation quartz automotive gyro sensor, NCAPS torque sensors and improvements to other existing product families.

     Management remains dedicated to the development of new and enhanced products. We believe that the continued timely development of new products and enhancements to our existing products is essential to maintaining our competitive position. Accordingly, we anticipate that expenses associated with such efforts will increase in absolute amount, but may fluctuate as a percentage of sales depending on our success in acquiring customers or, in some cases, U.S. Government contracts funding research and development efforts.

Related Party Expense and Financing

     In August 2003, we entered into a tender offer (the “Tender Offer”) to purchase the outstanding common shares of OpticNet, Inc. (“OpticNet”) at $0.04 per share (at an aggregate cost of approximately $0.2 million). Upon completion in December 2003, we terminated the registration of OpticNet’s common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Note 11 for a further description of our relationship with OpticNet.

Provisions

     In fiscal 2004, the reserve for the impairment of silicon gyro and development equipment was adjusted by $0.2 million. The reserve was reevaluated based on management’s updated analysis related to the anticipated net proceeds from the sale of the equipment. In fiscal 2003, we recognized a provision for the impairment of silicon gyro research and development equipment of approximately $1.2 million related to excess capacity. Silicon gyro designs will continue to be evaluated, but we will not continue to operate our silicon fabrication facility in Hayward, California. We believe that continuing progress with quartz technology will remain competitive in future years.

Interest Expense and Other Income

     Interest expense was $1.3 million, $1.9 million and $2.3 million in fiscal 2004, 2003 and 2002, respectively. Interest expense as a percentage of sales decreased in fiscal 2004 as compared to fiscal 2003 due to reduced debt levels and lower interest rates on our line of credit as compared to the senior notes. Our fixed interest rate debt decreased in fiscal 2004 due to a principal payment on long-term debt in November 2003. In addition, during fiscal 2004 we borrowed on, and fully repaid, our line of credit as described under “Liquidity and Capital Resources” below.

     Other income decreased $5.1 million in fiscal 2004 due to several events that occurred in fiscal 2003 but did not recur in fiscal 2004. These events included the favorable settlement in fiscal 2003 of litigation with the U.S. Government regarding the H70 contract of $5.4 million, the favorable settlement of litigation with a competitor regarding patent infringement of certain quartz technologies of $2.1 million, net of legal recovery, partially offset by the uncollectability write off of $1.0 million for funding provided to OpticNet and the $1.5 million impairment charge of our investment in Athena Technologies.

Income Taxes

     Our effective tax rate was 34.7%, 35.1 and 39.6% for fiscal 2004, 2003 and 2002, respectively. The effective tax rate primarily reflects the statutory U.S. federal tax rate and the weighted average tax rate of the states in which we conduct business. The net decrease of 0.4% in fiscal 2004 from fiscal 2003 results from many factors including: the relative proportion of tax credits generated to pre-tax book income for 2004, the true-up of estimator prior year items, decreased export sales benefit generated in the current year, and a decrease in the valuation allowance. Other factors may have favorable and unfavorable effects upon our effective tax rate in 2005 and subsequent years. These factors include, but are not limited to, interpretations of existing tax law, certain provisions of the American Jobs Creation Act, which was passed into law on October 22, 2004, and future levels of research and development spending.

Deferred Income Taxes

     At October 2, 2004, we had net deferred income tax assets of $10.4 million. Realization of the net deferred tax assets is dependent upon our ability to either carry back the reversal of the underlying temporary differences and obtain a refund of taxes previously paid, or generate sufficient taxable income in future years to benefit from the reversal of the underlying temporary differences. Based on our historical information and all currently available information about future years, we believe there exists a sufficient amount of present or future taxable income to realize the tax benefit of these deferred assets. We generated approximately $12.7 million of taxable income in fiscal 2004 and $7.1 million in fiscal 2003.

Liquidity and Capital Resources

     During fiscal 2004, our operations provided $16.2 million in cash. Cash provided by operations included net income of $11.6 million plus non-cash charges for depreciation, amortization, and impairment of investments of $8.2 million, $1.9 million, and $0.3 million, respectively. Cash was used to increase inventory by $6.8 million, primarily in the support of increased sales volumes to some customers. Cash used by operations also included an increase in trade receivables of $8.5 million and an increase in other current assets of $2.7 million related to increased operational activities. Offsetting these negative impacts were increases in trade accounts payable, accrued expenses and other liabilities of $11.9 million, also to support the increased business activity levels.

     Our investing activities in fiscal 2004 consisted primarily of the purchase of $11.9 million in capital equipment used mainly to expand production capacity of our GyroChip automotive product line. This cash outflow was offset by the receipt of $1.5 million in cash from the disposal of equipment and the sale of a product line, resulting in net cash used by investing activities of $10.4 million.

     Fiscal 2004 financing activities primarily consisted of debt payments of $13.4 million, which consisted of $7.0 million in principal paid on senior notes payable, $1.8 million paid to refinance an existing mortgage note payable and $4.6 million paid on our line of credit. Other cash used by financing activities included cash purchases of our stock at open market prices for $0.9 million and dividend payments of $0.7 million. These cash outflows were primarily offset by proceeds from recurring borrowing on our line of credit of $4.6 million, $1.6 million from refinancing the mortgage note payable and proceeds of $1.3 million from stock issuances related to the exercise of options granted under our 1997 Equity Incentive Plan, resulting in net cash used for financing activities of $6.8 million.

     While we believe that our available credit line and cash derived from operations will be sufficient to meet our capital requirements for the next twelve months, we may need to raise additional funds through public or private financings or other arrangements. See Note 17 Subsequent Events for detail on our acquisition of Newall Measurement Systems, Ltd. Revenue and profitability may be negatively impacted if there is a decline in the industrial economy. There can be no assurance that we will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to us, or at all. Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants.

     We had the following contractual obligations as of October 2, 2004:

	Payments due by period
			Less than	1-3		More than 5
Contractual Obligations	Total		1 year	years	3-5 years	years
Long-term debt obligations	$15,477		$7,104	$7,104	$1,269	$—
Capital lease obligations	2,855	*	230	458	456	1,711
Operating lease obligations	6,238		3,530	1,452	1,024	232
Other long term liabilities reflected on the consolidated balance sheet under GAAP	2,783		—	—	—	—
Purchase Obligations	6,500

Total	$33,853		$10,864	$9,014	$2,749	$1,943

* The amount disclosed includes amounts representing interest of $0.4 million as at October 2, 2004. See Note #9 to the consolidated financial statements for details.

Effects of Inflation

     Management believes that, for the periods presented, inflation has not had a material effect on our operations.

Critical Accounting Policies And The Use Of Estimates

     Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting its financial results on a regular basis. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

     The United States Securities and Exchange Commission (“SEC”) has defined critical accounting policies as those that are most important to the portrayal of an issuer’s financial condition and results of operations and require management to make the most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based upon this definition, we believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

     We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within management’s expectations, there can be no assurance that we will continue to experience the same relative level of credit losses as in the past. In addition, although our sales have historically been to many customers in a variety of markets, in recent periods, one automotive customer accounted for a significant portion of our net sales. A significant change in the liquidity or financial position of that customer or a further deterioration in the economic environment in general could have a material adverse impact on the collectability of our accounts receivable and future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If, at the time of shipment, we determine that collection of a receivable is not reasonably assured, the revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

Inventories

     Inventories are carried principally at the lower of cost or fair value and does not exceed net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. We provide a reserve against our inventory for estimated obsolescence for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Our inventories are evaluated for obsolescence and excess quantity at least annually, with quarterly updates for the most significant operations.

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

     Although management currently believes that the estimates used in the evaluation of goodwill and intangibles with indefinite lives are reasonable, differences between actual and expected revenue, operating results and cash flow could cause these assets to be deemed impaired. If this were to occur, we would be required to charge to earnings the write-down in value of such assets, which could have a material adverse effect on our results of operations and financial position.

Equity Investments

     We record our equity investments in private companies on the cost basis if we own less than 20% of the outstanding equity of the investee company and no other control factors are present. We periodically evaluate the fair market value of our equity investment to determine if an other-than-temporary impairment in the value of our investment has taken place.

Litigation

     We reserve for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially different than the amounts reserved.

Provision for Excess Capacity, Uncollectables from a Related Party and Product Line Move and Other

     During the quarter ended March 30, 2002, we established reserves for portions of assets held under leases and owned in excess of requirements, receivables from a related party and the closure of a specific manufacturing facility, as discussed in Note 14 to our consolidated financial statements. These reserves required the use of significant estimates. Though we believe that these estimates accurately reflect the costs of these plans, they relate to matters that are inherently uncertain and actual results may be different.

Income Taxes

     We have significant amounts of deferred tax assets that are reviewed periodically for recoverability and valued accordingly. These assets are evaluated by using the four sources of taxable income that may be considered under Financial Accounting Standards (“FAS”) No. 109: (1) future reversals of existing temporary differences; (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and; (4) future taxable income exclusive of reversing temporary differences and carryforwards. In the event it is determined more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance would be recorded with a corresponding charge to income in the period such determination occurs.

Environmental Matters

     We reserve for known environmental claims, of which there are none as of October 2, 2004, when payments associated with the claims become probable and the costs can be reasonably estimated. Our environmental reserves, for all periods presented, are recorded at the expected payment amount. The actual cost of resolving environmental issues may be higher than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

     We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements.” Under these guidelines, revenue recognition is deferred on transactions where: (1) persuasive evidence of an arrangement does not exist; (2) revenue recognition is contingent upon performance of one or more obligations of the Company; (3) the price is not fixed or determinable or (4) payment is not reasonably assured.

Product Warranty

     We record a warranty liability on our products at the time of revenue recognition based on historical experience and any specific warranty issues that we have identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on our operating results in future periods. See Note 1 to the consolidated financial statements for product warranty disclosure.

Property, Plant and Equipment and Related Depreciation

     We record property, plant and equipment at cost, which is depreciated using the straight-line method for structures and equipment over their estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or their estimated useful lives. Management reviews the estimated useful lives of property, plant and equipment to verify that the assets are being depreciated in accordance with their usage and all assets no longer in service are fully depreciated.

Accrued Expenses and Other Liabilities

     We record liabilities for services or products received in the period in which the benefit was recognized. Due to normal variations in estimating costs of these services or products received, actual costs may be different than the amounts recorded.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk in the form of changes in foreign exchange rates, changes in the prices of marketable equity securities held as part of a deferred compensation plan (a “Rabbi” trust) and changes in interest rates.

     We have approximately $3,400,000 (calculated based on the conversion rate for Euros at October 2, 2004) permanently invested in the assets of Ideacod, S.A.S., located in Strasbourg, France. The potential loss in fair value resulting from a hypothetical 10% adverse change in the foreign currency exchange rate amounts to $340,000, which would not be material to the consolidated financial statements.

     The Rabbi trust assets, consisting of cash equivalents and debt and equity securities, are offset by an equivalent deferred compensation liability to the trust participants. The liability fluctuates equally with changes in the value of the assets. Because the liability completely offsets the assets of the trust, changes in asset value have no effect on the results of operations or financial position.

     We are affected by changes in the general level of U.S. interest rates as a portion of our investments, when we have excess cash balances, are in short-term debt securities issued by corporations. Our investments are placed with high-quality issuers and we attempt to limit the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

     Our long-term notes payable and line of credit have fixed rates of 6.7% and 4.9%, respectively. Our capital lease has a fixed portion at 5.1% and a variable portion at 3.4% at the end of fiscal 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
 BEI Technologies, Inc. and Subsidiaries

	October 2,	September 27,
dollars in thousands except per share amounts	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$8,218	$9,211
Restricted investments	4,299	5,185
Trade receivables:
Commercial customers, less allowance for doubtful accounts (2004-$813; 2003-$783)	44,721	36,243
United States Government	761	1,028

	45,482	37,271
Inventories, net	29,897	24,190
Deferred income taxes	7,567	8,372
Assets held for sale	1,065	—
Other current assets	8,515	4,543

Total current assets	105,043	88,772

Property, plant and equipment
Land	4,111	4,466
Structures	16,168	15,977
Equipment	70,467	65,250
Leasehold improvements	2,280	2,162

	93,026	87,855
Less allowances for depreciation and amortization	53,121	50,732

	39,905	37,123
Other assets
Tradenames, patents and related assets, less amortization (2004-$3,655; 2003-$3,594)	217	223
Technology acquired under license agreements, less amortization (2004-$10,311; 2003-10,066)	297	542
Goodwill	1,612	1,612
Deferred income taxes, non-current	2,879	2,235
Other	2,615	2,946

	7,620	7,558

	$152,568	$133,453

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
 BEI Technologies, Inc. and Subsidiaries

	October 2,	September 27,
dollars in thousands except per share amounts	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$33,698	$15,680
Accrued expenses and other liabilities	21,151	22,318
Income tax payable	—	689
Deferred compensation liability	4,299	5,185
Current portion of capital lease obligation	159	93
Current portion of long-term notes payable	7,104	7,024

Total current liabilities	66,411	50,989
Capital lease obligation, less current portion	2,266	1,958
Long-term notes payable, less current portion	8,373	15,536
Other liabilities	2,783	6,329

Total liabilities	79,833	74,812
Stockholders’ equity
Preferred stock
($.001 par value; authorized 2,000,000 shares; none issued)	—	—
Common stock
($.001 par value; authorized 35,000,000 shares; issued and outstanding; 2004—14,822,983; 2003—14,524,910)	13,019	7,931
Retained earnings	64,925	54,466
Accumulated other comprehensive income	297	59

	78,241	62,456
Less: Unearned restricted stock	(5,506)	(3,815)

Total stockholders’ equity	72,735	58,641

	$152,568	$133,453

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
 BEI Technologies, Inc. and Subsidiaries

	Years Ended
		September 27,	September 28,
dollars in thousands except per share amounts	October 2, 2004	2003	2002
Net sales	$281,300	$213,674	$185,638
Cost of sales	214,848	161,215	134,311

Gross margin	66,452	52,459	51,327

Selling, general and administrative expenses	33,667	31,383	30,912
Research, development and related expenses	14,607	15,288	15,397
Provision for excess capacity	(238)	1,222	10,275
Provision for uncollectables from a related party	—	—	3,072
Provision for product line move and other	—	—	2,230

Income (loss) from operations	18,416	4,566	(10,559)
Other income (expense)	745	5,862	(1,760)
Interest expense	(1,326)	(1,855)	(2,270)

Income (loss) before income taxes	17,835	8,573	(14,589)
Provision (benefit) for income taxes	6,192	3,008	(5,783)

Net income (loss)	$11,643	$5,565	$(8,806)

Basic Earnings (Loss) Per Common Share
Net income (loss) per common share	$0.81	$0.39	$(0.63)

Shares used in computing basic income (loss) per common share	14,295,410	14,118,731	13,993,013

Diluted Earnings (Loss) Per Common Share
Net income (loss) per common and common equivalent share	$0.80	$0.39	$(0.63)

Shares used in computing diluted income (loss) per common and common equivalent share	14,638,406	14,290,603	13,993,013

CONSOLIDATED STATEMENTS OF CASH FLOWS
 BEI Technologies, Inc. and Subsidiaries

	Years Ended
	October 2,	September 27,	September 28,
dollars in thousands	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$11,643	$5,565	$(8,806)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,162	8,474	6,926
Amortization	1,940	2,359	2,172
Impairment of investments in equity securities	250	1,500	—
Deferred income taxes	—	313	(1,669)
Loss (gain) on disposition of assets	227	(37)	(397)
Foreign currency translation	398	298	219
Provision for excess capacity	(238)	1,222	10,275
Provision for uncollectables from a related party	—	—	3,072
Provision for product line move and other	—	—	2,230
Changes in operating assets and liabilities:
Trade receivables	(8,521)	(12,071)	1,569
Inventories	(6,770)	4,348	2,270
Assets held for sale	—	2,011	2,411
Other current assets	(3,183)	789	(4,093)
Trade accounts payable, accrued expenses and other liabilities	12,291	7,723	(13,418)

Net cash provided by operating activities	16,199	22,494	2,761
Cash flows used by investing activities:
Investment in equity securities – Athena	—	(2,000)	(500)
Purchase of property, plant and equipment	(11,865)	(6,427)	(7,596)
Disposition of property, plant and equipment	1,500	624	400
Other assets	5	(1,471)	1,585

Net cash used by investing activities	(10,360)	(9,274)	(6,111)
Cash flows used by financing activities:
Proceeds from debt borrowings	6,164	32,576	44,966
Principal payments on debt and other liabilities	(13,362)	(39,613)	(52,017)
Proceeds from issuance of common stock	1,344	176	160
Tax benefit from exercised stock options	705	35	433
Repurchase of common stock	(944)	(1,021)	(1,636)
Payment of cash dividends	(739)	(580)	(576)

Net cash used by financing activities	(6,832)	(8,427)	(8,670)

Net increase (decrease) in cash and cash equivalents	(993)	4,793	(12,020)
Cash and cash equivalents at beginning of period	9,211	4,418	16,438

Cash and cash equivalents at end of period	$8,218	$9,211	$4,418

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
 BEI Technologies, Inc. and Subsidiaries

	Years Ended
	October 2,	September 27,	September 28,
dollars in thousands	2004	2003	2002
Supplemental disclosures of non cash investing and financing activities:
Grants of restricted stock	$3,452	$9	$3,808
Cancellations of restricted stock	177	225	323
Tax benefit from restricted stock	200	874	269
Capital lease obligation incurred	993	2,051	—
Disposal of fully depreciated equipment	4,186	—	12,450
Cash paid during the period for:

Income Taxes	5,375	410	428
Interest	1,300	1,900	2,400

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
 BEI Technologies, Inc. and Subsidiaries

	Common Stock		Retained	Accumulated Other Comprehensive	Comprehensive	Unearned Restricted
In thousand except shares	Shares	Amount	Earnings	Income (Loss)	Income (Loss)	Stock	Total
Balances at September 29, 2001	14,326,272	4,025	59,434	(458)		(2,681)	60,320
Net loss for 2002			(8,806)		(8,806)		(8,806)
Other comprehensive income
Foreign currency translation gain, net of income tax of $144				219	219		219

Comprehensive loss					(8,587)

Restricted stock plan	282,714	3,485				(2,510)	975
Stock options exercised	31,471	160					160
Tax benefit from exercised stock options		433					433
Tax benefit from restricted stock		269					269
Repurchase of stock	(41,320)	(253)	(382)				(635)
Cash dividends			(576)				(576)

Balances at September 28, 2002	14,599,137	8,119	49,670	(239)		(5,191)	52,359
Net income for 2003			5,565		5,565		5,565
Other comprehensive income
Foreign currency translation gain, net of income tax of $160				298	298		298

Comprehensive income					5,863

Restricted stock plan	(21,412)	(228)				1,376	1,148
Stock options exercised	37,601	176					176
Tax benefit from exercised stock options		35					35
Tax benefit from restricted stock		874					874
Repurchase of stock	(90,416)	(832)	(189)				(1,021)
Cash dividends			(580)				(580)
Contributed capital and other		(213)					(213)

Balances at September 27, 2003	14,524,910	7,931	54,466	59		(3,815)	58,641
Net income for 2004			11,643		11,643		11,643
Other comprehensive income
Foreign currency translation gain, net of income tax of $160				238	238		238

Comprehensive income					11,881

Restricted stock plan	203,323	3,293				(1,692)	1,601
Stock options exercised	135,837	1,344					1,344
Tax benefit from exercised stock options		705					705
Tax benefit from restricted stock		200					200
Repurchase of stock	(41,087)	(449)	(445)				(894)
Cash dividends			(739)				(739)
Contributed capital and other		(5)				1	(4)

Balance at October 2, 2004	14,822,983	13,019	64,925	297		(5,506)	72,735

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

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

     The Company’s business is the design, development, engineering, manufacture and marketing of intelligent sensors, sensor-based systems, actuators and motors for use in precision motion control applications for the commercial, automotive, industrial and government industries.

     Fiscal Year: The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal years 2004, 2003 and 2002 contained 53 weeks, 52 weeks and 52 weeks, respectively.

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

     Accounts Receivable: The Company’s products are primarily sold to commercial customers throughout the United States, various foreign countries and to the United States Government. Substantially all foreign sales are denominated in U.S. dollars. The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts based upon historical experience and any specific customer collection issues that the Company has identified. The Company maintains reserves for potential credit losses. Historically, such losses have been within the expectations of management.

     Restricted Investments: The Company’s restricted investments consist of investments in debt and equity securities that are held in a Rabbi Trust and are restricted for payment to the participants of the Company’s deferred compensation plan. As the Company has identified the Rabbi Trust as a variable interest entity, it has consolidated the Rabbi Trust’s assets and liabilities in the balance sheet. The Company accounts for its restricted investments in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As required by FAS No. 115, the Company determines the proper classification of its investments at the time of purchase and reassesses such designations at each balance sheet date. At October 2, 2004 and September 27, 2003, the Company’s restricted investments were classified as trading securities and were recorded in restricted investments in the accompanying consolidated balance sheets.

     Inventories: Inventories are carried principally at the lower of cost or fair value and do not exceed net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. The Company provides a reserve against its inventory for estimated obsolescence for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Depreciation and Amortization: Property, plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of such assets over their estimated useful lives, which range from 3 to 30 years, using the straight-line method for structures and equipment. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or their estimated useful lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

     Other Assets: Tradenames, patents and related assets are being amortized over their remaining lives at the date of acquisition up to a period of 17 years.

     Technology acquired under license agreements consists primarily of the cost of exclusive rights to make, use and sell products utilizing quartz rate sensing technology. Technology acquired is being amortized over 13 years, which approximates its estimated useful life from the date of acquisition. The amortization expense relating to intangible assets for fiscal year 2004 totaled approximately $0.3 million. The estimated aggregate amortization expense for each of the five succeeding years is $0.15 million, $.13 million, $.12 million, $.12 million and $0.12 million, respectively.

     Equity Investments: The Company records its equity investments in private companies at cost as the Company owns less than 20% of the outstanding equity of the investee companies and no other control factors are present. Net equity investments totaling approximately $1.2 million at October 2, 2004, and $1.0 million at September 27, 2003, were included in other assets in the accompanying consolidated balance sheets.

     The Company periodically evaluates the fair market value of its equity investments to determine if an other-than-temporary impairment in the value of its investment has taken place. Impairment charges of $0.25 million and $1.5 million for the years ended October 2, 2004 and September 27, 2003, respectively, were taken to reduce the Company’s equity investments to their estimated fair value.

     Goodwill: Goodwill consists of the excess of cost over fair value of net tangible assets acquired in purchase acquisitions. In accordance with the provisions of Statement of Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates the carrying value of goodwill annually as of the first day of the fourth quarter of each fiscal year, or more often if certain indicators arise. In evaluating goodwill, as the Company operates in one reportable unit, the Company compares the total carrying value of goodwill to the Company’s fair value as determined by its market capitalization. To date, there has been no impairment of this asset.

     Long-Lived Assets: The Company recognizes impairment losses in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets, including property, plant and equipment and other assets, are reviewed and impairment recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell.

     Product Warranty: The Company offers limited warranties for its products for a period that lasts generally from one to four years. The specific terms and conditions of those warranties vary depending upon the products sold that are specific to different industries and customers. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities at least quarterly and adjusts that amount as necessary. Changes in the Company’s product warranty liability during the period are as follows (in thousands):

Balance, September 28, 2002	$603
Warranties issued during the period	1,185
Settlements made during the period	(1,190)
Changes in liability for pre-existing warranties
during the period, including expirations	569

Balance, September 27, 2003	$1,167
Warranties issued during the period	816
Settlements made during the period	(687)
Changes in liability for pre-existing warranties during the period, including expirations	149

Balance, October 2, 2004	$1,445

     Revenue Recognition: Revenue from product sales is generally recognized upon shipment provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, any fee is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

recognized when such uncertainties are resolved. Generally, shipments are made F.O.B. point of origin, with variations due to contract specific agreements. The Company records an estimated warranty liability on its products at the time of revenue recognition. Costs associated with shipping and handling are primarily included in cost of sales.

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

		Years Ended
	October 2, 2004	September 27, 2003	September 28, 2002
Net income (loss), as reported	$11,643	$5,565	$(8,806)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(293)	(727)	(783)

Pro forma net income (loss)	$11,350	$4,838	$(9,589)
Earnings (Loss) per Common Share:
Basic-as reported	$0.81	$0.39	$(0.63)
Basic-pro forma	$0.79	$0.34	$(0.69)
Diluted-as reported	$0.80	$0.39	$(0.63)
Diluted-pro forma	$0.78	$0.34	$(0.69)

     The fair value of options at date of grant was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

		Years Ended
	October 2, 2004	September 27, 2003	September 28, 2002
Expected life (years)	5	5	5
Risk-free interest rate	3.29%	2.51%	4.13%
Expected volatility	73.00%	50.00%	80.46%
Expected dividend yield	0.20%	0.40%	0.30%

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

     In addition to incentive stock options, the Company issues restricted stock to its employees. The fair value of a share of restricted stock awarded to an employee is measured at the market price of a share of nonrestricted stock on the grant date. The value of a grant is amortized as expense over its term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

     Net Income (Loss) Per Common Share: Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using the weighted average number of common shares outstanding during the period, adjusted for the incremental shares attributed to unvested stock and outstanding options to purchase common stock calculated using the treasury stock method, if dilutive.

     Foreign Subsidiary: The financial statements of Ideacod, S.A.S., a wholly owned subsidiary, have been translated into U.S. dollars at fiscal year-end, using the exchange rates on those dates for assets and liabilities and the average exchange rates during the period for income and expenses. The resulting unrealized translation adjustments are recorded as a component of other comprehensive income (loss). The Company has approximately $3,400,000 (calculated based on the conversion rate for Euros at October 2, 2004) permanently invested in the assets of Ideacod, S.A.S., located in Strasbourg, France.

     Related Party Financing and Arrangements: During fiscal 2000, Technologies made a $1.0 million equity investment in OpticNet, Inc. (“OpticNet”), the Company’s then majority owned subsidiary. Following the distribution of OpticNet stock by the Company, BEI Technologies, Inc. accounted for its investment in OpticNet under the equity method of accounting until March 31, 2002, when the Company deemed its investment impaired. As of March 30, 2002, the Company recognized as impaired the carrying value of its initial $1.0 million investment in OpticNet and reduced the investment to zero and fully reserved as uncollectable its $2.7 million loan to OpticNet. The Company recognized OpticNet’s entire net loss for all of fiscal year 2003.

     In August 2003, the Company entered into a tender offer to purchase the outstanding common shares of OpticNet at $0.04 per share (an aggregate cost of approximately $0.2 million). Upon completion in December 2003, the Company terminated the registration of OpticNet’s common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). OpticNet’s results of operations for the fiscal year ended October 2, 2004, have been consolidated by the Company.

     Reclassification: Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to current year presentations.

     Recent Accounting Pronouncement: In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB issued FSP 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other Than Temporary Impairment”, delaying the effective date for the recognition and measurement guidance of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The disclosure requirements of the consensus remain in effect. We do not expect the adoption of EITF 03-01’s three-step model to have a material affect on our results of operations and financial condition. Quantitative and qualitative disclosures for investments accounted for under SFAS 115 are effective for the Company’s fiscal year ended October 2, 2004.

Note 2 Inventories

	October 2,	September 27,
	2004	2003
	(in thousands)
Finished products	$4,220	$3,503
Work in process	6,726	5,284
Materials	18,951	15,403

Total inventories	$29,897	$24,190

Note 3 Accrued Expenses and Other Liabilities

	October 2,	September 27,
	2004	2003
	(in thousands)
Employee compensation and benefits	$5,218	$4,572
Accrued payroll and other taxes	1,145	728
Contract costs	140	75
Accrued professional fees	922	1,785
Insurance	359	675
Royalties and related costs	2,417	4,583
Customer advances / Deferred income	2,127	3,013
Commissions	306	360
Interest	377	538
Warranty	1,445	1,167
Provision for excess capacity	1,945	2,534
Reserve for product line move and other	34	238
Reserve for settlement with customer	1,600	—
Other	3,116	2,050

Total accrued expenses and other liabilities	$21,151	$22,318

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

Note 4 Long-Term Debt

	October 2,	September 27,
	2004	2003
	(in thousands)
6.70% Senior Notes; due in annual installments of $7,000 from November 16, 2001 through November 16, 2005	$14,000	$21,000
Mortgage note payable with interest at 1.625% per annum in excess of the LIBOR rate (3.33% at October 2, 2004); due in monthly installments in addition to quarterly principal payments of $26 until December 2008 when the remaining balance of approximately $958 is due; collateralized by certain real property	1,477	1,560

	15,477	22,560
Less current portion	7,104	7,024

	$8,373	$15,536

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

     On December 15, 2003, the mortgage note payable was refinanced with a new lender and the due date extended from fiscal 2004 to fiscal 2009. As such, the amount of $1,373,000 has been excluded from current liabilities in the accompanying consolidated balance sheet at October 2, 2004.

     The Company has a $25.0 million line of credit, which had an interest rate of 4.12% at October 2, 2004, maturing on November 14, 2004. No borrowings were outstanding under the line of credit at October 2, 2004. See Note 17 Subsequent Events for more detail on the line of credit.

     Maturities of long-term debt including the senior notes and the mortgage note payable are approximately as follows: fiscal 2005 $7.1 million; fiscal 2006 $7.1 million; thereafter $1.2 million.

Note 5 Research and Development

     The Company’s internally funded research, development and related engineering expenditures were approximately $14.6 million, $15.3 million and $15.4 million in fiscal 2004, 2003 and 2002, respectively. In addition, customer-funded research and development expenditures charged to cost of sales were $0, $0.5 million and $0.5 million, respectively, for the same periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

Note 6 Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this standard, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws known at this time and that will be in effect when the differences are expected to reverse.

     The provision (benefit) for income tax consists of the following (in thousands):

	Year Ended
	October 2,	September 27,	September 28,
	2004	2003	2002
Current
Foreign	$—	$850	$—
Federal	5,684	1,029	(3,987)
State	507	816	(127)

Total Current	6,191	2,695	(4,114)
Deferred
Foreign	—	—	—
Federal	(318)	886	(865)
State	319	(573)	(804)

Total Deferred	1	313	(1,669)

Total income tax provision (benefit)	$6,192	$3,008	$(5,783)

     Tax benefits of $905,000, $909,000 and $702,000 related to the 1997 Equity Incentive Plan were credited to stockholders’ equity and decreased the amount of taxes payable or increased the amount of taxes currently refundable during fiscal year 2004, 2003 and 2002, respectively.

     Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	October 2,	September 27,
	2004	2003
Deferred tax assets
Net operating loss carryforwards	$125	$125
Tax credits	675	996
Accrued expenses	5,548	5,278
Asset impairment reserves	4,569	5,351
Inventory valuation	1,688	1,491
Contract reserves	337	1,264
Intangibles	1,013	1,026
Restricted stock	766	532
Other	138	1,031

Total deferred tax assets	14,859	16,069
Valuation allowance against deferred tax assets	(838)	(972)

	14,021	15,097

Deferred tax liabilities
Depreciation and property basis difference	2,229	3,098
Goodwill	239	204
Other	1,107	1,188

Total deferred tax liabilities	3,575	4,490

Net deferred tax assets	$10,446	$10,607

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

     In compliance with FAS 52, the Company recognized $160,000 of deferred foreign tax liabilities related to foreign currency translation adjustment for the Company’s foreign subsidiary.

     The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% for 2004, and 34% for 2003 and 2002 (in thousands) are as follows:

	October 2,	September 27,	September 28,
	2004	2003	2002
Income tax at the statutory rate	$6,242	$2,915	$(4,960)
State income tax, net of federal income tax effect	728	519	(585)
Increase / decrease in valuation allowance	(134)	972	—
Prior years items	(200)	(743)	—
Tax credits	(184)	(463)	(292)
Export sales benefit	(328)	(216)	(163)
Other	68	24	217

Total income taxes	$6,192	$3,008	$(5,783)

     Prior year items relate principally to changes in estimates resulting from events occurring in the current year that provided greater certainty as to the expected outcome of matters for which an estimate was provided.

     The valuation allowance was $838,000 for the year ended October 2, 2004 and $972,000 for the year ended September 27, 2003. The decrease is mainly due to an updated evaluation of the realization of capital loss carry-over.

     As of October 2, 2004, the Company has state net operating loss carryforwards of $2 million, which begin to expire in the year 2012. The Company had California research and development credits and Manufacturer’s Investment Credit carryforwards of $724,000 and $350,000 respectively. These credits do not expire under California statute.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

     Option and restricted stock activity under the Technologies’ Incentive Plan is summarized below:

		Restricted Shares
	Common stock	Outstanding	Options Outstanding
	available for	Number of common		Weighted average
	grant	shares	Number of common shares	exercise price per share
Balances, September 29, 2001	757,723	1,256,683	381,760	$8.98
Restricted stock granted	(305,500)	305,500	—	—
Restricted stock terminated	22,786	(22,786)	—	—
Restricted stock retired	—	(41,320)	—	—
Options Granted	(262,000)	—	262,000	13.19
Options Exercised	—	—	(31,471)	5.09
Options Cancelled	29,940	—	(29,940)	13.40

Balances, September 28, 2002	242,949	1,498,077	582,349	10.84
Restricted stock granted	(6,000)	6,000	—	—
Restricted stock terminated	27,412	(27,412)	—	—
Restricted stock retired	—	(40,271)	—	—
Additional shares authorized	600,000	—	—	—
Options Granted	(15,700)	—	15,700	12.90
Options Exercised	—	—	(37,601)	4.74
Options Cancelled	32,802	—	(32,802)	15.21

Balances, September 27, 2003	881,463	1,436,394	527,646	11.11
Restricted stock granted	(221,750)	221,750	—	—
Restricted stock terminated	18,427	(18,427)	—	—
Restricted stock retired	—	(41,087)	—	—
Options Granted	(11,000)	—	11,000	15.35
Options Exercised	—	—	(135,837)	9.92
Options Cancelled	28,499	—	(28,499)	14.53

Balances, October 2, 2004	695,639	1,598,630	374,310	$11.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

		Weighted Average	Weighted
	Number	Remaining Contractual	Average Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price Per Share
$3.50	30,338	4.01	$3.50
$5.56	1,336	4.83	$5.56
$6.00 - $8.34	66,486	5.16	$6.36
$8.50	2,334	5.20	$8.50
$8.59 - $16.21	252,082	7.02	$13.06
$16.87 - $21.00	14,734	3.58	$18.35
$23.00 - $28.60	7000	6.80	$24.95

$3.50 - $28.60	374,310	6.29	$11.47

     As of October 2, 2004, options for 290,751 shares were vested and exercisable at a weighted average exercise price of $10.93.

     Under both the 1992 Plan and the Incentive Plan, as of October 2, 2004, 2,016,123 restricted shares have been granted, of which 1,598,630 shares are outstanding, and 1,184,706 shares have fully vested. Compensation expense of approximately $1,600,000, $1,148,000, and $975,000 for the amortization of restricted stock was recorded in fiscal years 2004, 2003 and 2002, respectively.

     During fiscal years 2004 and 2003, options to acquire 11,000 and 15,700 shares were granted with a weighted average fair value of $15.35 and $12.90 per share, respectively.

     In addition to options, during fiscal years 2004 and 2003, 221,750 and 6,000 shares of nonvested stock were granted with a weighted average fair value of $15.34 and $13.84 per share, respectively. The fair value at date of grant of nonvested stock is amortized to compensation expense over its related vesting period.

Note 8 Employee Benefit Plans

     The Company has a defined contribution retirement plan for the benefit of all eligible employees of BEI Technologies, Inc. and subsidiaries. Matching non-discretionary contributions are based on a percentage of employee contributions. Contributions to the plan by the Company for the benefit of its employees expensed in fiscal years 2004, 2003 and 2002 were approximately $1,422,000, $1,285,000 and $1,290,000, respectively.

     The Company has a grantor trust to fund deferred compensation for certain employees (a “Rabbi Trust” or “trust”). The assets in the Rabbi Trust, consisting of cash equivalents and debt and equity securities, are recorded at current market prices principally based upon national exchange and over-the-counter markets. The trust assets are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. The trust’s assets, included in restricted investments, and the corresponding deferred compensation liability of approximately $4.3 million at October 2, 2004 and $5.2 million at September 27, 2003, are included in the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

Note 9 Lease Commitments

     Operating leases consist principally of leases for real properties, manufacturing equipment and land. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value at the date of exercise of the option. At October 2, 2004 and September 27, 2003, assets recorded under capital leases consist of land, buildings and equipment of approximately $2.7 million and $2.0 million net of accumulated amortization of $0.1 million and $0, respectively. The future minimum payments for operating and capital leases, net of future minimum rentals to be received under noncancelable subleases, consist of the following at October 2, 2004 (in thousands):

	Capital	Operating
Fiscal Year	Leases	Leases
2005	$230	$3,530
2006	229	854
2007	229	598
2008	228	545
2009	228	479
Thereafter	1,711	232

Total minimum lease payments, net of future minimum rental income	2,855	$6,238

Less amounts representing interest	(430)
Less current portion	(159)

Amounts included in long-term debt	$2,266

     On September 28, 2001, the Company completed the leasing of research and development equipment placed in service during the quarter ended September 29, 2001, which had been previously purchased by the Company for $700,000. In addition, on December 20, 2001 and March 28, 2002, the Company executed additional equipment lease schedules under this agreement to lease equipment similar to that described above valued at approximately $3.5 million and $2.8 million, respectively. Under the terms of the lease transaction, the Company sold the equipment and then immediately leased the equipment from the sole purchaser under a non-cancelable operating lease with a lease term of three years and an interest rate of approximately 6.9%. Total rent expense, including interest is included in the table of future minimum annual rental commitments under operating leases. In March 2003 and September 2003, the Company recognized an impairment of these assets. See Note 14 for a further discussion of this impairment.

     Total rental expense amounted to approximately $1,910,000, $2,320,000 and $2,342,000 for fiscal years 2004, 2003 and 2002, respectively.

Note 10 Contingencies and Litigation

Claim against U.S. Government

     The Company believed that BEI Defense Systems Company (“Defense Systems”), a subsidiary of the Company with discontinued operations, suffered substantial monetary damages due to actions of the U.S. Government in connection with the parties’ H70 contract in effect during the 1992-1996 timeframe. As a result, Defense Systems filed a substantial claim against the U.S. Government in 1996. Following attempts to negotiate a settlement, Defense Systems filed an appeal of its claim that was heard before an Administrative Judge at the Armed Services Board of Contract Appeals (“ASBCA”). In fiscal 2002, the Judge ruled that Defense Systems was entitled to an “equitable reformation” of the prices on certain rockets and motors in the H70 contract. The decision was remanded to the parties to negotiate the amount. The parties were unable to negotiate an amount on their own, so the parties then agreed to enter a non-binding mediation of Alternate Dispute Resolution process with the same Administrative Judge from the ASBCA who had rendered the original entitlement decision. Effective December 2002, the parties finalized mediation that resulted in a settlement, net of expenses, of $5.4 million. This amount was recorded in other income during the fiscal year ended September 27, 2003.

Other

     During fiscal 2004 management had ongoing discussions with a customer to review a claim that certain BEI industrial products did not perform properly in a specific hostile environment. Upon completion of a thorough review in November 2004 management reached a settlement agreement with this customer, subject to confidentiality provisions, and the Company has taken a charge to cost of sales of $1.6 million, or $0.07 per share, in the fiscal year ended October 2, 2004. This amount represented management’s best estimate of its liability under the tentative agreement. The agreement is subject to final approval of documentation by both parties.

     During fiscal 2002, BEI Defense Systems, a subsidiary of the Company with discontinued operations, was subject to litigation with a former landlord regarding damages to real property formerly leased. The United States District Court for the Western District of Arkansas entered a judgment, including attorney’s fees, of approximately $0.7 million against the Company. The Company filed an appeal of the judgment in the United States Court of Appeals for the Eighth Circuit. Due to the uncertainty of success in the appeal, the Company reserved $0.7 million for this judgment during the fiscal quarter ended June 29, 2002. In early February 2004, the appeals court issued an opinion reversing the district court’s judgment in part, remanding one of the claims to the district court for further consideration consistent with the appeals court’s opinion. In March 2004, the United States Court of Appeals for the Eighth Circuit denied a motion for rehearing. The Company recorded the reduced judgment against the Company reflected in the Appeals Court ruling. The reserve related to this matter is $0.1 million at October 2, 2004 for the final anticipated liability and related legal fees.

     During fiscal 2002, the Company initiated litigation against a competitor alleging patent infringement of certain quartz technologies. Effective September 2003, the parties finalized mediation that resulted in a cash settlement in favor of BEI Technologies, Inc., net of expenses, of $7.6 million. This settlement included legal expense recovery which was recorded as an offset to selling, general and administrative expense in the fiscal quarter ended September 27, 2003. This legal expense recovery amounted to approximately $3.5 million, of which $2.7 million and $0.8 were incurred in fiscal 2003 and 2002, respectively. An additional amount of $2.1 million was recorded in other income, net of other direct costs associated with the settlement, in the quarter ended September 27, 2003. An additional favorable impact of approximately $1.1 million was recognized in other income during fiscal 2004, with the balance to be recognized in fiscal 2005.

     At the end of fiscal 2004, BEI Technologies, Inc. was added as a party to a currently pending lawsuit, involving several defendants regarding an explosion originating from hazardous material in 2000. Due to the nature of the issue it is covered by insurance and the underwriter is providing a defense for BEI Technologies. Since the litigation with respect to BEI Technologies, Inc. is in its early stages and is insured for, no reserve has been recorded as of October 2, 2004.

     The Company has various other pending legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

Note 11 Related Party Transactions

     During fiscal 2001, the Company agreed to provide OpticNet with a line of credit originally established for up to $2.0 million, amended in March 2002 to allow for borrowings by OpticNet of up to $3.0 million and in October 2002 to extend the maturity date to December 31, 2002. The interest rate on the line of credit was at prime plus 1.5% per annum. During the fiscal quarter ended June 29, 2002, the Company suspended the availability of advances to OpticNet under the line of credit, as the Company concluded that the note receivable totaling $2.7 million in principal amount at such time was uncollectable and the Company’s original investment in OpticNet was impaired. This determination was a result of OpticNet’s inability to attract significant strategic partners or third party financing necessary to sustain operations. Therefore, a charge of $3.1 million was recorded in the Company’s statement of operations in fiscal 2002 as the note receivable was deemed uncollectable and the carrying value of the original investment in OpticNet was deemed impaired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

respectively. Under the terms of the lease transaction, the Company sold the equipment and then immediately leased the equipment from the sole purchaser under a non-cancelable operating lease with a lease term of three years and an interest rate of approximately 6.9%.

     The Company entered into an agreement with OpticNet to rent capacity on this equipment to OpticNet from month to month based on OpticNet’s usage of the equipment beginning in October 2001. In March 2002, OpticNet significantly reduced operations to support only its current customer base and by December 2003 had ceased operations, resulting in lower use of this equipment. In the six months ending September 28, 2002, the Company provided an additional $1.8 million of financing to OpticNet, which was advanced with the intent to convert such cash advances into additional equity in OpticNet, upon terms to be decided. The $1.8 million advanced was expensed during the third and fourth quarters of fiscal 2002, reflecting OpticNet’s net loss for the six-month period from March 31, 2002 through September 28, 2002. Effective September 28, 2002, the Company and OpticNet had determined that OpticNet would authorize and issue to the Company a series of nonvoting preferred stock. In November 2002, OpticNet issued a total of 18,146,420 shares of nonvoting and nonconvertible Series B preferred stock to Technologies, in consideration of the $1.8 million advanced during the third and fourth quarters of fiscal 2002.

     In fiscal 2003 the Company provided approximately $1.0 million of additional funding to OpticNet for general operating expenses. This funding was expensed during fiscal year 2003 and is included in other expense.

     In August 2003, the Company entered into a Tender Offer to purchase the outstanding common shares of OpticNet at $0.04 per share. The board of directors of both companies approved the proposed transaction in December 2003. The Tender Offer enabled the Company to purchase the 6.1 million outstanding common shares of OpticNet it did not already own at an aggregate cost of approximately $0.2 million. Upon acquisition of these securities, the Company fully reserved their value. The Company subsequently terminated the registration of OpticNet’s common stock under the Exchange Act.

Note 12 Fair Value of Financial Instruments

     FAS No. 107 (“FAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Whenever possible, quoted market prices were used to develop fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of October 2, 2004 and as of September 27, 2003.

     Cash, Cash Equivalents and Investments: The carrying amounts reported in the balance sheet for cash, cash equivalents and investments approximate those assets’ fair values.

     Long-Term Debt: The fair value of long-term debt has been estimated based upon discounted future cash flows. The discount rate used included a risk free rate derived from the Treasury yield curve plus a risk weighting commensurate with the Company’s borrowing position. The fair value of long-term debt, including capital lease, is approximately $10.1 million and $15.9 million compared with the carrying amounts of $10.6 million and $17.5 million at October 2, 2004, and September 27, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

Note 13 Earnings (Loss) Per Common Share

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended
	October 2	September 27,	September 28,
	2004	2003	2002
	(in thousands, except per share amounts)

Numerator
Net income (loss)	$11,643	$5,565	$(8,806)

Denominator
Denominator for basic earnings (loss) per common share – Weighted average shares, net of nonvested shares (fiscal 2004—698 shares; fiscal 2003—593 shares; fiscal 2002—699 shares)	14,295	14,119	13,993
Effect of dilutive securities:
Nonvested shares	108	62	—
Employee stock options	235	110	—

Denominator for diluted earnings (loss) per share	14,638	14,291	13,993

Basic income (loss) per common share	$0.81	$0.39	$(0.63)

Diluted income (loss) per common and common equivalent share	$0.80	$0.39	$(0.63)

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

     The detail of the Company’s provision for product line move and other is as follows (in thousands):

Facility Closure Charges
Balance, September 28, 2002	$1,583
Charges	—
Amounts utilized	(1,345)

Balance, September 27, 2003	238
Amounts utilized	(204)

Balance, October 2, 2004	$34

In the quarter ended March 30, 2002, the Company concluded that portions of the assets held under leases were in excess to the Company’s requirements. These assets had been primarily used by OpticNet. This determination was a result of OpticNet’s lack of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

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

     In 2004, the provision for excess capacity was adjusted downward by $238,000 based on management's updated analysis related to the anticipated net proceeds from the sale of the equipment.

     The detail of the Company’s provision for excess capacity is as follows (in thousands):

	Asset
	Impairment	Equipment	Facility Lease	Other
	Charges	Lease Charges	Impairment Charges	Commitments	Total
Balance, September 28, 2002	$—	$5,235	$578	$409	$6,222
Additional charges	341	881	—	—	1,222
Amounts utilized	(341)	(1,694)	(174)	(187)	(2,396)

Balance, September 27, 2003	$—	4,422	404	222	5,048
Additional charges	—	(327)	98	(9)	(238)
Amounts utilized	—	(2,439)	(198)	(13)	(2,650)

Balance, October 2, 2004	$—	$1,656	$304	$200	$2,160

Note 15 Sales and Major Customers

     The principal business and operations of Technologies are conducted within one business segment and are carried out by operations which design, manufacture and sell electronic devices that provide vital sensory input and actuation for the control systems of advanced machinery and automation systems for the automotive, government and industrial / commercial industries. Net sales to major industries are as follows (in thousands):

	October 2,	September 27,	September 28,
	2004	2003	2002
Commercial automotive sensors	$171,505	$119,139	$94,694
Government	24,032	21,814	16,901
Industrial /commercial	85,763	72,721	74,043

Total net sales	$281,300	$213,674	$185,638

     Although the Company is directly affected by the economic well being of the above industries, management does not believe significant credit risk exists at October 2, 2004.

     The Company’s foreign sales are conducted throughout Europe and Asia and the rest of the world. A summary of foreign and domestic net sales follows (in thousands):

	October 2,	September 27,	September 28,
	2004	2003	2002
Domestic	$132,977	$98,323	$92,558
Foreign	148,323	115,351	93,080

Total net sales from operations	$281,300	$213,674	$185,638

     Foreign net sales accounted for approximately 53%, 54% and 50% of total net sales for fiscal 2004, 2003 and 2002, respectively.

     In fiscal 2004, 2003 and 2002, one customer accounted for 49%, 41% and 39%, respectively, of the Company’s net sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Technologies, Inc. and Subsidiaries
October 2, 2004

Note 16 Quarterly Results of Operations (Unaudited)

     The tables below present quarterly financial information for fiscal 2004 and 2003:

	Operations
	Three months ended
	January 3,	April 3,	July 3,	October 2,
	2004	2004	2004	2004
	(dollars in thousands except per share amounts)

Net sales	$68,805	$73,531	$68,827	$70,137
Gross margin	15,147	18,568	17,101	15,636
Net income	2,003	3,504	3,372	2,764
Basic Earnings Per Common Share
Basic net income per common share	$0.14	$0.25	$0.24	$0.19
Diluted Earnings Per Common Share
Diluted net income per common share	$0.14	$0.24	$0.23	$0.19

	December 28,	March 29,	June 28,	September 27,
	2002	2003	2003	2003
Net sales	$47,088	$54,715	$57,103	$54,768
Gross margin	12,315	12,757	14,205	13,182
Net income (loss)	2,973	(321)	663	2,250
Basic Earnings Per Common Share
Basic net income (loss) per common share	$0.21	$(0.02)	$0.05	$0.16
Diluted Earnings Per Common Share
Diluted net income (loss) per common share	$0.21	$(0.02)	$0.05	$0.16

Note 17 Subsequent Events (Unaudited)

     On October 8, 2004 the Company amended its line of credit agreement and increased its available credit from $25 million to $35 million and extended the maturity date from January 2006 to January 2007. The interest rate on the line of credit is 1.5% per annum in excess of the Bank’s LIBOR rate. The Company utilizes the line of credit to supplement general working capital and other general corporate purposes. There was no outstanding amount on the line of credit as of October 2, 2004.

     Concurrent with the increase in the line of credit availability the Company executed a promissory note with its bank. The four year note with an average life of three years is for $12 million and bears a fixed interest rate of 5.9%. The terms of the note include monthly interest payments in addition to annual principal payments of $4 million each.

     On October 12, 2004, the Company acquired the assets of Newall Measurement Systems, Ltd., a manufacturer of proprietary products including high quality digital readout systems (DRO) and digital linear encoders. The acquisition cost was $11 million. Newall, which is based in the United Kingdom, serves machine tool and process automation markets in North America, Asia and Europe.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BEI Technologies, Inc.

We have audited the accompanying consolidated balance sheets of BEI Technologies, Inc. and subsidiaries as of October 2, 2004 and September 27, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended October 2, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEI Technologies, Inc. and subsidiaries at October 2, 2004, and September 27, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 2, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California
November 10, 2004

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

Changes in Internal Controls

Our chief executive officer and chief financial officer have determined that there are significant deficiencies in which the design or operation of one or more of our internal control procedures does not reduce to a reasonably low level the risk that errors or fraud in amounts that would be other than inconsequential in relation to the financial statements may occur and not be detected. The deficiencies include the lack of sufficient controls over inventory management at a major operating unit that resulted in additional efforts at fiscal year-end by management to validate reported balances at that date. Management is taking remedial actions which include scheduling quarterly physical inventories to insure that quarterly reporting is accurate going forward until the control improvements are validated. In addition, management and the audit committee have reviewed other deficiencies that will require improvements in our system of internal control. We have since devoted and will continue to devote resources to improve our controls to remedy these significant deficiencies. Our efforts to strengthen our financial and internal controls continue, and we expect to complete remediation of the significant deficiencies before the end of our fiscal 2005.

ITEM 9B. OTHER INFORMATION

On October 8, 2004, we amended our line of credit agreement with Union Bank of California, N.A. (“Union Bank”) and increased its available credit from $25 million to $35 million and extended the maturity date from January 2006 to January 2007. Concurrent with the line of credit increase we executed a promissory note with Union Bank. The four year note with an average life of three years is for $12 million and bears a fixed interest rate of 5.9%.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” of the Proxy Statement related to the Company’s 2005 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the “Definitive Proxy Statement”).

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K.

		Form 10-K
		Page
		Number
(a)(1)	Index to Consolidated Financial Statements

	The following Consolidated Financial Statements of BEI Technologies, Inc. and its Subsidiaries are filed as part of this Form 10-K:	S-2

	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

	Consolidated Balance Sheets - October 2, 2004 and September 27, 2003	36

	Consolidated Statements of Operations - Years ended October 2, 2004, September 27, 2003 and September 28, 2002	38

	Consolidated Statements of Cash Flows - Years ended October 2, 2004, September 27, 2003 and September 28, 2002	39

	Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss) — Years ended October 2, 2004, September 27, 2003 and September 28, 2002	41

	Notes to Consolidated Financial Statements - October 2, 2004	42

(a)(2)	Index to Financial Statement Schedule

	The following Consolidated Financial Statement Schedule of BEI Technologies, Inc. for each of the years in the period ended October 2, 2004 is filed as part of this Form 10-K:

	Schedule II Valuation and Qualifying Accounts	S-1

	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.	S-2

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Listing of Exhibits

Exhibit Numbers	Description	Footnote
2.1	Distribution Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.2	Corporate Services Agreement between BEI Technologies, Inc. and BEI Electronics, Inc.	i

2.3	Tax Allocation and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i

Exhibit Numbers		Description	Footnote
2.4		Assumption of Liabilities and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.5		Technology Transfer and License Agreement by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.6		Trademark Assignment and Consent Agreement by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i

2.7		Agreement Regarding Certain Representations and Covenants by and between BEI Electronics, Inc. and BEI Technologies, Inc.	i

3.1		Certificate of Incorporation of BEI Technologies, Inc.	i

3.2		Bylaws of BEI Technologies, Inc.	i

3.3		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 99.3 hereto)	i

4.1		Specimen Common Share Certificate	i

4.2		Certificate of Incorporation of BEI Technologies, Inc. (filed as Exhibit 3.1 hereto)	i

4.3		Bylaws of BEI Technologies, Inc. (filed as Exhibit 3.2 hereto)	i

4.4		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 99.3 hereto)	i

4.5		Form of Rights Certificate (filed as Exhibit 99.4 hereto)	i

10.1	*	Registrant’s 1997 Equity Incentive Plan and forms of related agreements	i

10.2	*	Executive Change in Control Benefits Agreement between BEI Technologies, Inc. and Certain Named Executive Officers	i

10.5		Note Purchase Agreement dated November 16, 1998 by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company and Allstate Life Insurance Company	ii

10.6		Amendment to Tax Allocation and Indemnity Agreement between BEI Electronics, Inc. and BEI Technologies, Inc.	ii

Exhibit Numbers	Description	Footnote
10.9+	Development and Supply Agreement, dated April 26, 2001, by and between Systron Donner Inertial Division and Continental Teves AG & Co.	iv

10.10	Amendment to Note Purchase Agreement as amended as of March 30, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company and Allstate Life Insurance Company	v

10.11	Credit Agreement dated August 14, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc. and Union Bank of California	vi

10.12	Second amendment to Note Purchase Agreement and Waiver dated December 20, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems Company, Inc., Connecticut General Life Insurance Company and Allstate Life Insurance Company	vi

10.13*	Employment Agreement between BEI Technologies, Inc. and Asad M. Madni, renewed as of October 1, 2003.	vii

10.14+	Supply Agreement, dated March 2, 2004, by and between Contential Teves AG & Co. and Systron Donner Automotive Division.	viii

10.15	Third Amendment to Loan Agreement dated August 14, 2002, by and between BEI Technologies, Inc., BEI Sensors & Systems company Inc. and Union Bank of California

21.1	Subsidiaries of the Registrant	ii

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney is included on the signature pages hereto.

31.1	CEO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	CFO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1	CEO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	CFO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1	BEI Technologies, Inc. Information Statement dated September 24, 1997	ii

99.2	Rights Agreement dated as of September 11, 1997 among BEI Technologies, Inc. and ChaseMellon Shareholder Services, L.L.C.	i

99.3	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock	i

99.4	Form of Rights Certificate	i

(i)	Incorporated by reference. Previously filed as an exhibit to the Registrant’s Information Statement on Form 10 (File No. 0-22799) as filed on September 22, 1997.

(ii)	Incorporated by reference. Previously filed as an exhibit to the Form 10-K (File No. 0-22799) as filed on December 30, 1998.

(iii)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on February 13, 2001.

(iv)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on August 14, 2001.

(v)	Incorporated by reference. Previously filed as an exhibit to the Form 10-Q (File No. 000-22799) as filed on May 13, 2002.

(vi)	Incorporated by reference. Previously filed as an exhibit to the Form 10-K (File No. 000-22799) as filed on December 23, 2002.

(vii)	Incorporated by reference. Previously filed as an exhibit to the From-10Q (File No. 000-22794) as filed on February 12, 2004.

(viii)	Incorporated by reference. Previously filed as an exhibit to the Form-10Q (File No. 000-22799) as filed on May 14, 2004.

*	Items which are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 16, 2004.

BEI TECHNOLOGIES, INC
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

Signature	Title	Date
/s/ Charles Crocker	Chief Executive Officer and Chairman of	December 15, 2004
the Board Of Directors (Principal
Charles Crocker	Executive Officer)

/s/ Dr. Asad M. Madni	President, Chief Operating Officer and	December 15, 2004
Director
Dr. Asad M. Madni

/s/ John LaBoskey	Senior Vice President and Chief Financial	December 15, 2004
Officer
John LaBoskey

/s/ Robert R. Corr	Vice President, Secretary, Treasurer and	December 15, 2004
Controller (Principal Accounting Officer)
Robert R. Corr

/s/ Richard Brooks	Director	December 15, 2004

Richard M. Brooks

Director

C. Joseph Giroir, Jr.

/s/ Dr. William G. Howard	Director	December 15, 2004

Dr. William G. Howard

/s/ J. Lavon Morton	Director	December 15, 2004

J. Lavon Morton

/s/ Gary D. Wrench	Director	December 15, 2004

Gary D. Wrench

SCHEDULE II

BEI TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to				Balance at
	Beginning	Costs and	Charged to			End of
Description	of Period	Expenses	Other Accounts	Deductions		Period
	(in thousands)
Year ended October 2, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$783	313	$—	283	(A)	$813
Inventory reserve	3,400	3,112	—	2,452	(B)	4,060
Provision for excess capacity	5,048	(238)	—	2,650	(C)	2,160

Total	$9,231	$3,187	—	$5,385		$7,033

Year ended September 27, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,365	$873	$—	$1,455	(A)	$783
Inventory reserve	2,427	3,707	—	2,734	(B)	3,400
Provision for excess capacity	6,222	1,222	—	2,396	(C)	5,048

Total	$10,014	$5,802	$—	$6,585		$9,231

Year ended September 28, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,662	$1,526	$—	$1,823	(A)	$1,365
Inventory reserve	3,755	1,053	—	2,381	(B)	2,427
Provision for excess capacity	—	10,275	—	4,053	(C)	6,222

Total	$5,417	$12,854	$—	$8,257		$10,014

(A)	Write-offs of uncollectible accounts

(B)	Write-offs of obsolete and scrap items

(C)	Provision utilized

S-1

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, AS TO

SCHEDULE II

The Board of Directors and Stockholders
BEI Technologies, Inc.

     We have audited the consolidated financial statements of BEI Technologies, Inc. and subsidiaries as of October 2, 2004 and September 27, 2003, and for each of the three years in the period ended October 2, 2004, and have issued our report thereon dated November 10, 2004. Our audits also included the financial statement schedule listed in Item 15(a) 2 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

San Francisco, California
November 10, 2004

S-2

INDEX TO EXHIBITS

Exhibit
Number	Description
23.1	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	CFO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	CEO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002