Form 10-Q
period 2005-01-01
BEI TECHNOLOGIES INC
filed 2005-02-10
CIK 1041866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 1, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ______________ to ____________.

Commission file number 0-22799

B E I   T E C H N O L O G I E S, I N C.
(Exact name of Registrant as specified in its charter)

Delaware	94-3274498

(State of incorporation)	(I.R.S. Employer Identification No.)

One Post Street, Suite 2500
San Francisco, California 94104

(Address of principal executive offices)

(415) 956-4477

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock: $.001 Par Value, 14,872,430 shares issued and outstanding as of January 31, 2005.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1,	October 2,
	2005	2004
	(Unaudited)	(See note below)
	(in thousands)

ASSETS
Cash and cash equivalents	$4,995	$ 8,218
Restricted investments	4,537	4,299
Trade receivables, net	51,565	45,482
Inventories, net	31,137	29,897
Deferred income taxes	7,728	7,567
Other current assets	10,404	9,580

Total current assets	110,366	105,043

Property, plant and equipment, net	42,629	39,905
Goodwill	8,804	1,612
Other assets, net	9,972	6,008

	$171,771	$ 152,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$30,302	$ 33,698
Accrued expenses and other liabilities	19,959	21,151
Deferred compensation liability	4,537	4,299
Current portion of capital lease obligation	176	159
Current portion of long-term debt	7,104	7,104
Revolving line of credit	14,330	—

Total current liabilities	76,408	66,411

Capital lease obligation, less current portion	2,434	2,266
Long-term debt, less current portion	13,347	8,373
Other liabilities	2,680	2,783
Stockholders’ equity	76,902	72,735

	$171,771	$ 152,568

Note: The condensed consolidated balance sheet at October 2, 2004 has been derived from the audited consolidated balance sheet at that date.

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	January 1,	January 3,
	2005	2004
	(in thousands except per share
	amounts)
Net sales	$76,924	$68,805
Cost of sales	55,780	53,658

Gross profit	21,144	15,147

Selling, general, administrative and other expenses	10,759	8,328
Research, development and related expenses	4,201	3,260

Income from operations	6,184	3,559

Other income (expense)	125	(10)
Interest expense	(441)	(368)

Income before income taxes	5,868	3,181
Provision for income taxes	2,220	1,178

Net income	$3,648	$2,003

Basic Earnings per Common Share
Net income per common share	$0.25	$0.14

Diluted Earnings per Common Share
Net income per common and common equivalent share	$0.25	$0.14

Dividends per common share	$0.01	$0.02

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	January 1,	January 3,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$3,648	$2,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,604	2,599
Other	(10,841)	276

Net cash (used) provided by operating activities	(4,589)	4,878

Cash flows from investing activities:
Acquisition of Newall, net of cash acquired	(11,042)	—
Purchase of property, plant and equipment	(4,620)	(1,944)
Increase in other assets	(1,743)	(171)

Net cash used by investing activities	(17,405)	(2,115)

Cash flows from financing activities:
Proceeds from debt borrowings	28,760	2,644
Principal payments on debt and other liabilities	(9,496)	(8,560)
Proceeds from issuance of common stock	95	251
Repurchase of common stock	(440)	(364)
Payment of cash dividends	(148)	(295)

Net cash provided (used) by financing activities	18,771	(6,324)

Net decrease in cash and cash equivalents	(3,223)	(3,561)

Cash and cash equivalents at beginning of period	8,218	9,211

Cash and cash equivalents at end of period	$4,995	$5,650

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending October 1, 2005. For further information, refer to the consolidated financial statements and footnotes thereto in the BEI Technologies, Inc. (the “Company”) annual report on Form 10-K for the year ended October 2, 2004.

The Company is a global leader in the design, development, engineering, manufacture and marketing of intelligent sensors, sensor-based systems, actuators and motors for use in precision motion control applications. Most of its sensors measure physical motion and provide information that is essential to logical, safe and efficient operation of sophisticated machinery. The Company believes that it has competitive advantages through its proprietary technologies and processes, manufacturing capabilities, brand recognition and highly skilled employees. The Company is recognized for its applications engineering expertise and ability to design and manufacture sophisticated sensors and sensor based systems in high volume with superior quality. The Company believes it is a leader in the commercialization of advanced sensor products and emerging technologies such as its quartz micromachined inertial sensors.

The Company is engaged primarily in the design, marketing, and manufacture of products including gyroscopes, position sensors, optical encoders, brushless DC motors, magnetic actuators, accelerometers, rate sensors, inertial measurement units and sensor-based systems and sub-systems. The Company’s brand names are well-recognized in their respective markets, and the Company has a portfolio of unique technological capabilities that are being renewed and expanded through ongoing research and development. As the worldwide demand for automotive sensors for advanced safety applications has grown significantly, it continues to increase production of its micro-electromechanical systems (MEMS) quartz rate sensor, the GyroChip. Currently, the annual production rate of the GyroChip exceeds 5 million units. Since 1994, the Company has supplied approximately 12 million units. These sensors are employed in vehicle dynamic control systems that help prevent spinout and reduce the chance for rollover in a growing number of automotive platforms.

The Company was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares in the Company (the “Distribution”) to all the stockholders of BEI Electronics, Inc. on September 24, 1997. BEI Electronics, Inc. was subsequently renamed BEI Medical Systems Company, Inc. and was acquired by Boston Scientific Corporation in 2002.

On October 28, 2004, the Company completed a technology license agreement and equity investment in NCTEngineering (NCTE) GmbH, a German corporation. The technology license is for a proprietary non-contact torque measurement technology with potential applications in the automotive, heavy equipment and industrial markets. The Company’s total investment of approximately $2 million represents a 6% equity stake in NCTE. The Company will also pay future royalties based upon its use of the licensed technology.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Critical Accounting Policies

The Company believes the critical accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s annual report on Form 10-K for the fiscal year ended October 2, 2004 reflect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. There has been no significant change in the Company’s critical accounting policies since its fiscal year ended October 2, 2004.

Equity Investments

The Company records equity investments in private companies on the cost basis if it owns less than 20% of the outstanding equity of the investee company and no other control factors are present. The Company periodically evaluates the fair market value of its equity investments to determine if an other-than-temporary impairment in the value of its investments has taken place. Equity investments, net of impairment of $0.2 million and $0.3 million, totaling approximately $3 million and $1.2 million at January 1, 2005 and October 2, 2004, respectively, were included in Other Assets in the accompanying condensed consolidated balance sheets.

Restricted Investments:

The Company’s restricted investments consist of investments in debt and equity securities that are held in a Rabbi Trust and are restricted for payment to the participants of the Company’s deferred compensation plan. As the Company has identified the Rabbi Trust as a variable interest entity, it has consolidated the Rabbi Trust’s assets and liabilities in the balance sheet. The Company accounts for its restricted investments in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As required by FAS No. 115, the Company determines the proper classification of its investments at the time of purchase and reassesses such designations at each balance sheet date. At January 1, 2005 and October 2, 2004, the Company’s restricted investments were classified as trading securities and were recorded in restricted investments in the accompanying consolidated balance sheets.

Product Warranty

The Company offers limited warranties for its products for a period of generally one to four years. The specific terms and conditions of those warranties vary depending upon the product sold, industry, and customer. The Company estimates the costs that it expects to incur under its limited warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities at least quarterly and adjusts that amount as necessary. Changes in the Company’s product warranty liability during the period are as follows (in thousands):

Balance, September 27, 2003	$1,167
Warranties issued during fiscal 2004	816
Settlements made during fiscal 2004	(687)
Changes in liability for pre-existing warranties during fiscal 2004, including expirations	149

Balance, October 2, 2004	$1,445

Warranties issued during quarter one	361
Settlements made during quarter one	(244)
Changes in liability for pre-existing warranties during quarter one, including expirations*	358

Balance, January 1, 2005	$1,920

* Includes Newall acquisition beginning balance of $.3 million.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was $0.3 million and $0.6 million as at October 2, 2004 and January 1, 2005, respectively.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS 123R will be effective for the Company beginning in its fourth quarter of fiscal 2005.

The Company currently measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applies the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options’ vesting period. The Company’s pro forma stock-based compensation information for the three month periods ended January 1, 2005 and January 3, 2004 is as follows (in thousands, except per share amounts):

	Quarter Ended
	January 1,	January 3,
	2005	2004
Net income as reported	$3,648	$2,003

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37)	(94)

Pro forma net income	$3,611	$1,909

Earnings per Common Share:

Basic-as reported	$0.25	$0.14

Basic-pro forma	$0.25	$0.13

Diluted-as reported	$0.25	$0.14

Diluted-pro forma	$0.25	$0.13

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to incentive stock options, the Company issues restricted stock to its employees. The fair value of a share of restricted stock awarded to an employee is measured at the market price of a share of nonrestricted stock on the grant date. The value of a grant is amortized to expense over its vesting term.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB issued FSP 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other Than Temporary Impairment”, delaying the effective date for the recognition and measurement guidance of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The disclosure requirements of the consensus remain in effect. The Company does not expect the adoption of EITF 03-01’s three-step model to have a material affect on our results of operations and financial condition. The disclosure requirements of EITF 03-1 has been adopted the Company’s fiscal quarter ended January 1, 2005 and fiscal year ended October 2, 2004.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting that requires abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred on or after July 1, 2005. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

NOTE 2. ACQUISITION

On October 12, 2004, the Company acquired the assets of Newall Measurement Systems, Ltd., (Newall) a manufacturer of proprietary products including high quality digital readout systems and digital linear encoders. The acquisition cost was $11 million net of cash acquired of $0.1 million, funded completely by cash. The preliminary values assigned to the assets and liabilities of Newall were determined by management after consultation with an independent valuation firm. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141”), and accordingly the Company’s consolidated financial statements as at the fiscal quarter ended January 1, 2005 include the impact of the acquisition. The preliminary allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Current assets, net of current liabilities	$1,698
Property and equipment, net of lease obligation	$365
Patents	$1,859
Goodwill	$7,192

Total Purchase Price	$11,114

In valuing Newall the Company considered, among other factors, Newall’s products. The Company believes that the addition of the digital readout systems and digital linear encoder products will be a natural extension of the Company’s product portfolio. Also, there may be significant market opportunities for Newall products with the Company’s current customers and markets. Newall’s annual revenue is approximately $12 million, and it has been profitable over the last several years.

Pro forma financial information related to Newall has not been provided because Newall is not material to our operations.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVENTORIES

Inventories are carried at the lower of cost or market value and do not exceed their net realizable value. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.

	January 1, 2005	October 2, 2004
	(in thousands)

Finished products	$4,255	$4,220
Work in process	8,648	6,726
Materials	18,234	18,951

Total inventories	$31,137	$29,897

NOTE 4. EARNINGS PER COMMON SHARE

Net earnings per common share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding each period on. Diluted EPS reflects the earnings dilution that could occur from common shares that may be issued through stock options and restricted stock. The net income (numerator) and weighted average number of common shares outstanding (denominator) used to calculate basic and diluted EPS was as follows (in thousands except per share amounts):

	Quarter Ended
	January 1,	January 3,
	2005	2004

Numerator
Net income	$3,648	$2,003

Denominator
Denominator for basic earnings per common share*	14,496	14,230
Effect of dilutive securities:
Nonvested shares	48	85
Employee stock options	222	202

Denominator for diluted earnings per share	14,766	14,517

Basic earnings per common share	$0.25	$0.14

Diluted earnings per common share	$0.25	$0.14

*	Shares used for calculating basic earnings per share do not include shares granted under the Company’s restricted stock plan which have not yet vested to the related employees (659,000 shares as of January 1, 2005, or 764,000 shares as of January 3, 2004)

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LONG-TERM DEBT

	January 1,	October 2,
	2005	2004
	(in thousands)

6.70% Senior Notes; due in annual installments of $7,000 from November 16, 2001 through November 16, 2005	$7,000	$14,000

4.9% Term Note; due in annual installments of $4,000 from October 15, 2006 through October 15, 2008	12,000	—

Mortgage note payable with interest at 1.625% per annum in excess of the LIBOR rate (4.12% at January 1, 2005); interest due in monthly installments in addition to quarterly principal payments of $26 until December 2008 when the remaining balance is due; collateralized by certain real property	1,451	1,477

	20,451	15,477

Less current portion	7,104	7,104

	$13,347	$8,373

On November 16, 1998, the Company sold $35 million of senior notes in a private placement. The notes have an interest rate of 6.7% and mature in annual installments of $7 million beginning November 16, 2001 up to and including November 16, 2005. The note agreement contains covenants regarding certain operating ratios, limitations on debt, dividend payments and minimum net worth. The proceeds from the senior notes were used to repay the pre-existing senior notes and pay down outstanding borrowings on the Company’s line of credit as they matured.

On October 8, 2004, the Company amended its line of credit agreement with Union Bank of California, N.A. (Bank) to increase its available credit from $25 million to $35 million, and extend the maturity date from January 2006 to January 2007. The interest rate on the line of credit is Prime less .75% (4.5% at January 1, 2005). The Company utilizes the line of credit to supplement working capital and other general corporate purposes. There were $14.3 million of outstanding borrowings on the line of credit as of January 1, 2005, and no outstanding borrowings at October 2, 2004. The entire balance of the line of credit outstanding is recorded as a Current Liability on the balance sheet for the fiscal quarter ended January 1, 2005. The Company intends to borrow and repay usages of its line of credit to meet working capital and other needs based on the level of cash generated by operations.

Concurrent with the increase in the line of credit availability, the Company executed a promissory note with the bank. The four year Term Note has a principal amount of $12 million and bears a fixed interest rate of 4.9%. The terms of the note include monthly interest payments in addition to annual principal payments of $4 million beginning in October 2006.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. CONTINGENCIES AND LITIGATION

During fiscal 2004 management engaged in ongoing discussions with a customer to review a claim that certain of the Company’s industrial products did not perform properly in a specific hostile environment. Upon completion of a thorough review in November 2004 management reached a tentative settlement agreement with this customer, subject to confidentiality provisions, resulting in a charge to cost of sales of $1.6 million, in the fiscal year ended October 2, 2004. This amount represented management’s best estimate of its liability under the tentative agreement. In the first quarter of fiscal 2005, the agreement was finalized and subsequently paid, and in the first quarter ended January 1, 2005 the Company received an insurance recovery of $1million in cash related to this settlement, which was recorded as an offset to cost of sales.

During fiscal 2002, the Company initiated litigation against a competitor alleging patent infringement of certain quartz technologies. Effective September 2003, the parties finalized mediation resulting in a cash settlement in favor of the Company, net of expenses, of $7.6 million. This settlement included legal expense recovery which was recorded as an offset to selling, general and administrative expense in the fiscal quarter ended September 27, 2003. This legal expense recovery amounted to approximately $3.5 million, of which $2.7 million and $0.8 were incurred in fiscal 2003 and 2002, respectively. An additional amount of $2.1 million was recorded in other income, net of other direct costs associated with the settlement, in the quarter ended September 27, 2003. An additional favorable impact of approximately $1.1 million was recognized in other income during fiscal 2004, with the balance to be recognized in fiscal 2005. For the fiscal period ended January 1, 2005, approximately $0.3 million was recorded in other income related to this settlement.

At the end of fiscal 2004, the Company was added as a defendant in a lawsuit involving several defendants regarding an explosion originating from hazardous material in 2000. The insurance carrier has agreed to provide a defense for the Company. The litigation with respect to this claim is in its early stages and is covered by insurance. Since we are unable at this time to estimate the ultimate amount of the claim or the reasonable expectation of outcome of the lawsuit, no reserve has been recorded as of January 1, 2005.

The Company has various other pending legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

NOTE 7. RESTRUCTURING CHARGES

In March 2002, the Company approved a plan to close a facility and relocate manufacturing activities to a more cost effective location. As a result, the Company accrued $2.2 million related primarily to the closure of the manufacturing facilities and administrative functions, including the accrual of remaining payments on the facility operating lease, less future anticipated sublease payments. The restructuring also included write-down of fixed assets and inventories to their fair value. The facility closure and relocation was completed within the 12-month period ending March 29, 2003. The Company continues to make payments related to the facility closure and these payments are charged to the remaining balance of the restructuring provision. The detail of the Company’s provision for the product line move is as follows (in thousands):

Balance, September 27, 2003	$238
Amounts utilized	(204)
Balance, October 2, 2004	$34

Amounts utilized	0
Balance, January 1, 2005	$34

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2003, the Company approved a plan to cease operation of its silicon fabrication facility. To date, the Company had made significant investments in designing a silicon rate sensor, including related equipment and facilities. The Company’s assessment is that its continuing progress with quartz technology will remain competitive and therefore, it will not continue to operate its silicon fabrication facility. The Company recognized an impairment related to the discontinued use of these assets of $1.2 million which was included in the provision for excess capacity. Future revenues and operating income are not expected to be impacted by the facility’s closure.

In 2004, the provision for excess capacity was adjusted downward by $238,000 based on management’s updated analysis related to the anticipated net proceeds from the sale of equipment.

The detail of the Company’s provision for excess capacity is as follows (in thousands):

	Equipment Lease	Facility Lease
	Charges	Impairment Charges	Other Commitments	Total

Balance, September 27, 2003	$4,422	$404	$222	$5,048
Additional charges	0	0	0	0
Adjustments to provision	(327)	98	(9)	(238)
Amounts utilized	(2,439)	(198)	(13)	(2,650)

Balance, October 2, 2004	$1,656	$304	$200	$2,160

Additional charges	0	0	0	0
Amounts utilized	(1,259)	(63)	0	(1,322)

Balance, January 1, 2005	$397	$241	$200	$838

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company’s annual report on Form 10-K for the year ended October 2, 2004, in particular within the “Risk Factors” section therein .

Overview

The Company is a global leader in the design, development, engineering, manufacturing and marketing of intelligent sensors, sensor-based systems, actuators and motors for use in precision motion control applications. The Company was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the distribution of shares of the Company to all the stockholders of BEI Electronics, Inc. on September 24, 1997. The Company has served the aviation, defense, space, commercial, industrial, medical and automotive markets for over four decades. Currently, the Company supplies over 6,000 customers with its broad range of sophisticated sensors, motors and subsystems.

The Company is engaged primarily in the design, marketing, and manufacture of products, including gyroscopes, position sensors, optical encoders, brushless DC motors, magnetic actuators, accelerometers, rate sensors, inertial measurement units and sensor- based systems and sub-systems. The Company’s brand names are well-recognized in their respective markets, and the Company possesses a portfolio of unique technological capabilities that are being renewed and expanded through ongoing research and development. As the worldwide demand for automotive sensors for advanced safety applications has grown significantly, the Company continues to increase production of its MicroElectroMechanical (“MEMS” ) quartz yaw rate sensor, the GyroChip. Currently, the annual production rate of the GyroChip exceeds 5 million units. The Company has supplied in excess of 12 million units to customers as of January 1, 2005. These sensors are employed in vehicle dynamic control systems that help prevent spinout and reduce the chance for rollover in a growing number of automotive platforms.

The Company generates revenue through operations that design, manufacture and sell electronic devices for the automotive and transportation, industrial and commercial and defense aerospace industries. The percentage of sales to major markets are as follows:

	Quarter Ended
	January 1,	January 3,
	2005	2004

Automotive and transportation sensors	62%	57%
Industrial and commercial products	31%	33%
Aerospace and defense products	7%	10%

For the fiscal quarter ended January 1, 2005 net sales outside the United States represented approximately 41% and 59% of total net sales for the three months ended January 1, 2005 and January 3, 2004, respectively. The Company has derived and expects to continue to derive a significant amount of sales from products sold outside the United States. The vast majority of these sales are denominated in U.S. dollars. Future sales are exposed to risks from economic uncertainties, political instability, export laws, pricing impact of currency fluctuations, longer payment cycles and accounts receivable collection issues, changing regulatory environments and complying with a wide variety of foreign laws.

During March 2004, the Company executed a long-term contract for automotive rate sensor products with its largest customer, Contential Teves (“ CT”). Under the new contract, the Company has agreed with CT on a substantial extension of its strategic business relationship. The Company will supply all of CT’s rate sensor product requirements for brake-related ESC systems. The impact of the contract on long-term revenue and gross margin depends upon negotiated pricing, customer supplied content, projected cost reductions and market acceptance of ESC, among other factors. CT will continue to take delivery on the prior contract for an aggregate of 9.3 million units for the sensor module assembly to complete the contract, which expires in 2006. As the Company is shifting emphasis to high volume sensor and package production, it will sell and transfer its cluster final assembly and test line to CT to enable CT to perform those functions. As we begin to fulfill orders under the new agreement, we expect that revenue and related cost of sales will decrease; however, net margins will not be significantly impacted. CT accounted for 51% and 48% of total net sales for the three months ended January 1, 2005, and January 3, 2004, respectively

By transferring to CT responsibility for the production and packaging of ancillary parts of the GyroChip nuggets, the Company is better able to focus on its core competitive advantage, which is the design, development and manufacture of GyroChips. The Company believes that this will result in reduced infrastructure requirements, working capital, program management, technology and manufacturing risk.

The Company generated net sales of $76.9 million and $68.8 million for the three months ended January 1, 2005 and January 3, 2004, respectively. The Company recognized net income of $3.6 million and $2.0 million for the three months ended January 1, 2005 and January 3, 2004, respectively.

As of January 1, 2005, the Company had retained earnings of $68.1 million.

Results of Operations

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company’s Condensed Consolidated Statements of Operations.

	Quarter Ended
	January 1,	January 3,
	2005	2004

Net sales	100.0%	100.0%
Cost of sales	72.5	78.0

Gross profit	27.5	22.0
Selling, general, administrative and other expenses	13.9	12.1

Research, development and related expenses	5.5	4.7

	Quarter Ended
	January 1,	January 3,
	2005	2004

Income from operations	8.1	5.2

Other income	0.1	—
Interest expense	(0.6)	(0.5)

Income before taxes	7.6	4.7
Provision for income taxes	2.9	1.7

Net income	4.7%	3.0%

Quarters Ended January 1, 2005 and January 3, 2004

Net sales for the first quarter of fiscal 2005 increased $8.1 million, or 11.8%, to $76.9 million from $68.8 million during the same period in fiscal 2004.

The sales volume increase was due primarily to a $4.9 million increase in automotive sensor sales, largely GyroChip® sensor shipments. In addition to the record first quarter revenue, deferred automotive revenue increased by $1.2 million during the quarter. The shipments related to the new configuration product under the latest contract with the Company’s largest customer. Deferred revenue will be recognized in a future quarter when all revenue recognition criteria have been met. Sales of industrial sensors, actuators and motors increased in the quarter to $24.0 million from $18.9 million in the prior year first quarter, as a result of the addition of Newall Measurement Systems’ Digital Readout (DRO) and digital linear encoder sales of $3.0 million not included in the prior year and higher quartz product sales to commercial aviation customers. Government aerospace and defense sales decreased to $5.5 million compared with $7.3 million in the prior year first quarter due to reduced quartz and encoder program sales.

Gross margin increased to 27.5% in the fiscal 2005 first quarter from 22.0% in the prior year first quarter. Average gross margin percentages improved in both industrial products and automotive products compared to the prior year quarter. The margin rate improvement was largely due to production efficiency and to some extent cost reduction. In the first quarter of 2005, 1.3% of the gross margin increase as compared to the prior year first quarter resulted from a $1.0 million insurance recovery related to the $1.6 million settlement with a customer in the fourth quarter of fiscal 2004. There may be additional margin rate variability in future quarters due to the introduction of new products and related changes in average prices and sales mix, changes in manufacturing processes and volumes, changes in supplier costs and product life cycles.

Selling, general and administrative (SG&A) spending increased in the first quarter of fiscal 2005 to $10.8 million compared with $8.3 million in the prior year first quarter. The inclusion of Newall SG&A in the first quarter of fiscal 2005 added approximately $1.1 million in expenses not included in the prior year first quarter. First quarter 2005 expenses also included charges associated with severance, technology licensing, and sales tax totaling approximately $0.8 million.

Research and development expense in the first quarter increased to $4.2 million compared with $3.3 million in the prior year first quarter due to the inclusion of Newall expenses of $0.1 million. Additional expenses related to quartz product development accounted for the majority of the increase in the first quarter. Management remains dedicated to the development of new and enhanced products as well as enhancing its existing products. Accordingly, Research and development expenses may increase in future periods.

Interest expense increased from the same period of the prior fiscal year. This increase is primarily due to increased borrowing levels on the bank line of credit.

The effective tax rate on continuing operations was 37.8% for the three-month period ended January 1, 2005, as compared to 37.0% for the three-month period ended January 3, 2004. The higher rate was driven primarily by a tax expense related to realized losses in the restricted investments, recorded during the quarter.

Liquidity and Capital Resources

During the first quarter of fiscal 2005, total cash used by operations was $4.6 million. Cash used by operations included non-cash charges for depreciation and amortization of $2.1 million and $0.5 million, respectively. Cash of $3.6 million generated by net income was offset by increases in accounts receivable, inventory and other current assets of $4.4 million, $0.4 million and $1.3 million, respectively, and decreases in accounts payable and accruals of $4.5 million and $3.7 million, respectively. Receivables and inventory were higher as of January 1, 2005 as compared to January 3, 2004 due to increased levels of business activity.

Net cash used by investing activities in the first quarter of fiscal 2005 was $17.4 million. Cash used by investing activities included the acquisition of Newall for $11.0 million and the purchase of equipment for $4.6 million primarily for the expansion of production capacity related to the Company’s automotive product line. Adding to this cash usage was an increase in other assets of $1.7 million comprised largely of the investment in NCTE.

Net cash provided from financing activities in the first quarter of fiscal 2005 was $18.8 million. Cash used by financing activities included debt payments was $9.4 million, consisting of $7.0 million in payments on the Company’s senior notes and payments on the line of credit of $2.4 million. Other cash used by financing activities included cash purchases of the Company’s stock for $0.4 million and dividend payments of $0.1 million. These items were offset primarily by borrowings on the Company’s line of credit of $14.3 million and the proceeds on a new term note with its bank for $12.0 million.

While the Company believes that its credit line of $35.0 million and cash derived from operations will be sufficient to meet the Company’s capital requirements for the next 12 months, the Company may need to raise additional funds through public or private financings or other arrangements. As of January 1, 2005, the Company had $14.3 million of outstanding borrowings on the line of credit and $20.7 million available for additional borrowing. The line of credit matures on January 16, 2007. Revenue and profitability may be negatively affected at any time, even with clear evidence of an upswing in the industrial economy. There can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company’s annual report on Form 10-K for the fiscal year ended October 2, 2004 under the heading corresponding to that set forth above. The Company’s exposure to market risk is limited to interest income and interest expense sensitivity, which is affected by changes in the general level of U.S. interest rates, as a portion of the Company’s restricted investments are in short-term debt securities issued by corporations and a portion of our current liabilities are in a revolving line of credit. The Company’s restricted investments are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company’s short-term restricted investments, the Company believes that it is not subject to any material market risk exposure. The Company has $14.3 million of outstanding borrowings on our revolving line of credit as at January 1, 2005 and no outstanding borrowings at October 2, 2004. The potential increase to interest expense resulting from a hypothetical 10% adverse change in our line of credit interest rate (4.5% as at January 1, 2005) amounts to $64,485, which would not be material to the consolidated financial statements. The Company does not have any foreign currency or other derivative financial instruments.

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

Changes in Internal Controls

Our chief executive officer and chief financial officer have determined that there are significant deficiencies in which the design or operation of one or more of our internal control procedures does not reduce to a reasonably low level the risk that errors or fraud in amounts that would be other than inconsequential in relation to the financial statements may occur and not be detected. The deficiencies include the lack of sufficient controls over inventory management at a major operating unit that resulted in additional efforts at fiscal year-ended October 2, 2004 by management to validate reported balances at that date. Management is taking remedial actions which include scheduling quarterly physical inventories to insure that quarterly reporting is accurate going forward until the control improvements are validated. In addition management and the audit committee have reviewed other deficiencies that will require improvements in our system of internal control. We have since devoted and will continue to devote resources to improve our controls to remedy these significant deficiencies. Our efforts to strengthen our financial and internal controls continue, and we expect to complete remediation of the significant deficiencies before the end of our fiscal 2005.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At the end of fiscal 2004, the Company was added as a defendant in a lawsuit, involving several defendants regarding an explosion originating from hazardous material in 2000. The insurance carrier has agreed to provide a defense for the Company. The litigation with respect to this claim is in its early stages and is covered by insurance. Since we are unable at this time to estimate the ultimate amount of the claim or the reasonable expectation of outcome of the lawsuit, no reserve has been recorded as of January 1, 2005.

The Company has other various pending legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements as material, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

			(c) Total number of	(d) Maximum
	(a) Total		shares purchased as	number of shares
	number of	(b) Average	part of a publicly	that may yet be
	shares	price	announced plan or	purchased under the
	purchased(1)	paid per share ($)	program(1)	plan or program(1)

October 3, 2004 – October 31, 2004	3,594	$30.08	3,594	283,821
November 1, 2004 – December 1, 2004	3,709	30.50	3,709	280.227
December 2, 2004 – January 1, 2005	9,053	28.19	9,053	276,518

Total	16,356	$29.59	16,356	267,465

(1)	On August 14, 2002, the Company publicly announced that its Board of Directors had approved the repurchase by the Company, in the open market or in privately negotiated transactions, an additional 300,000 shares of the Company’s Common Stock. The repurchases may be made either from the Company’s cash funds or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion. 16,356 shares were purchased in the quarter ended January 1, 2005, bringing the balance of shares available for purchase under the program to 267,465. Since the program was announced in 1997, a total of 1,232,535 shares have been repurchased at an aggregate cost of $13,136,553.

Item 6. EXHIBITS

(a)	Listing of Exhibits

Exhibit Number	Description	Footnote
4.1	Specimen Common Share Certificate

4.2	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated December 22, 2004 between BEI Technologies, Inc. and American Stock Transfer and Trust Company

31.1	CEO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	CFO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1	CEO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	CFO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2005.

BEI Technologies, Inc.

By: /s/ Robert R. Corr

Robert R. Corr
Vice President, Treasurer, Controller and Secretary

(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
4.1	Specimen Common Share Certificate

4.2	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated December 22, 2004 between BEI Technologies, Inc. and American Stock Transfer and Trust Company

31.1	CEO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	CFO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1	CEO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002