Form 10-Q
period 2005-04-02
BEI TECHNOLOGIES INC
filed 2005-05-12
CIK 1041866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         for the quarterly period ended April 2, 2005.

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

Common Stock: $.001 Par Value, 14,974,541 shares issued and outstanding as of May 9, 2005.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	October 2,
	2005	2004
	(Unaudited)	(See note below)
	(in thousands)
ASSETS
Cash and cash equivalents	$5,937	$8,218
Restricted investments	4,387	4,299
Trade receivables, net	49,277	45,482
Inventories, net	29,373	29,897
Deferred income taxes	7,415	7,567
Other current assets	8,209	9,580

Total current assets	104,598	105,043

Property, plant and equipment, net	47,770	39,905
Goodwill	9,268	1,612
Other assets, net	10,285	6,008

	$171,921	$152,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$25,475	$33,698
Accrued expenses and other liabilities	22,226	21,151
Deferred compensation liability	4,387	4,299
Current portion of capital lease obligation	167	159
Current portion of long-term debt	7,104	7,104

Total current liabilities	59,359	66,411

Capital lease obligation, less current portion	2,275	2,266
Long-term debt, less current portion	13,321	8,373
Revolving line of credit	12,200	—
Other liabilities	2,606	2,783
Stockholders’ equity	82,160	72,735

	$171,921	$152,568

Note: The condensed consolidated balance sheet at October 2, 2004 has been derived from the audited consolidated balance sheet at that date.

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004
	(in thousands except per share amounts)
Net sales	$87,839	$73,531	$164,763	$142,336
Cost of sales	63,549	54,963	119,329	108,621

Gross profit	24,290	18,568	45,434	33,715

Selling, general, administrative and other expenses	12,356	9,560	23,115	17,888
Research, development and related expenses	4,331	3,390	8,532	6,650

Income from operations	7,603	5,618	13,787	9,177

Other income, net	273	291	398	281
Interest expense	(450)	(353)	(891)	(721)

Income before income taxes	7,426	5,556	13,294	8,737
Provision for income taxes	2,747	2,052	4,967	3,230

Net income	$4,679	$3,504	$8,327	$5,507

Basic Earnings per Common Share
Net income per common share	$0.32	$0.25	$0.57	$0.39

Diluted Earnings per Common Share
Net income per common and common equivalent share	$0.32	$0.24	$0.56	$0.38

Dividends per common share	$0.01	$0.01	$0.02	$0.03

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$4,679	$3,504	$8,327	$5,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,425	2,951	5,107	5,550
Other	2,037	1,529	(8,882)	1,805

Net cash provided by operating activities	9,141	7,984	4,552	12,862

Cash flows from investing activities:
Business acquisitions	(324)	—	(11,366)	—
Purchase of property, plant and equipment	(7,164)	(2,514)	(11,784)	(4,458)
Proceeds from dispositions of property, plant and equipment	1,807	—	1,807	—
(Increase) Decrease in other assets	(366)	153	(2,110)	(18)

Net cash used by investing activities	(6,047)	(2,361)	(23,453)	(4,476)

Cash flows from financing activities:
Proceeds from debt borrowings	23,550	—	64,310	2,644
Principal payments on debt and other liabilities	(25,748)	(1,156)	(47,244)	(9,716)
Proceeds from issuance of common stock	241	169	336	420
Repurchase of common stock	(45)	(14)	(485)	(378)
Payment of cash dividends	(150)	(148)	(297)	(443)

Net cash provided (used) by financing activities	(2,152)	(1,149)	16,620	(7,473)

Net Increase (decrease) in cash and cash equivalents	942	4,474	(2,281)	913

Cash and cash equivalents at beginning of period	4,995	5,650	8,218	9,211

Cash and cash equivalents at end of period	$5,937	$10,124	$5,937	$10,124

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

The Company is engaged primarily in the design, marketing, and manufacture of products related to precision motion control, including gyroscopes, position sensors, optical encoders, digital linear encoders and digital readout systems (DRO), brushless DC motors, magnetic actuators, accelerometers, rate sensors, inertial measurement units and sensor-based systems and sub-systems. The Company’s brand names are well-recognized in their respective markets, and the Company has a portfolio of unique technological capabilities that are being renewed and expanded through ongoing research and development. As the worldwide demand for automotive sensors for advanced safety applications has grown significantly, it continues to increase production of its micro-electromechanical systems (MEMS) quartz rate sensor, the GyroChip. Currently, the annual production rate of the GyroChip is approximately 6.0 million units. Since 1994, the Company has supplied approximately 14 million GyroChip units. These sensors are employed in vehicle dynamic control systems that help prevent spinout and reduce the chance for rollover in a growing number of automotive platforms.

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

The Company records equity investments in private companies on the cost basis if it owns less than 20% of the outstanding equity of the investee company and no other control factors are present. The Company periodically evaluates the fair market value of its equity investments to determine if an other-than-temporary impairment in the value of its investments has taken place. Equity investments totaling approximately $3 million and $1.2 million at April 2, 2005 and October 2, 2004, respectively, were included in Other Assets in the accompanying condensed consolidated balance sheets.

Restricted Investments

The Company’s restricted investments consist of investments in debt and equity securities that are held in a Rabbi Trust and are restricted for payment to the participants of the Company’s deferred compensation plan. As the Company has identified the Rabbi Trust as a variable interest entity, it has consolidated the Rabbi Trust’s assets and liabilities in the balance sheet. The Company accounts for its restricted investments in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As required by FAS No. 115, the Company determines the proper classification of its investments at the time of purchase and reassesses such designations at each balance sheet date. At April 2, 2005 and October 2, 2004, the Company’s restricted investments were classified as trading securities and were recorded in restricted investments in the accompanying consolidated balance sheets.

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

Balance, October 2, 2004	$1,445

Warranties issued during quarter one	361
Settlements made during quarter one	(244)
Changes in liability for pre-existing warranties during quarter one, including expirations*	358

Balance, January 1, 2005	$1,920

Warranties issued during quarter two	291
Settlements made during quarter two	(252)
Changes in liability for pre-existing warranties during quarter two, including expirations	(257)

Balance, April 2, 2005	$1,702

* Includes Newall acquisition beginning balance of $.3 million.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) from consolidation of the Company’s foreign operations was $(0.1) million and $0.2 million for the quarter ended April 2, 2005 and April 3, 2004, respectively and $0.4 million and $0.3 million for the six month period ended April 2, 2005 and April 3, 2004, respectively.

Stock-Based Compensation

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

SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. In April 2005, the Securities & Exchange Commission (SEC) announced a deferral of the effective date of SFAS 123R from its original date of fiscal periods beginning after June 15, 2005. As a result of this deferral, SFAS 123R will be effective for the Company beginning in its first quarter of fiscal 2006.

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

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options’ vesting period. The Company’s pro forma stock-based compensation information for the three month and six month periods ended April 2, 2005 and April 3, 2004,is as follows (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

Net income as reported	$4,679	$3,504	$8,327	$5,507

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19)	(66)	(55)	(160)

Pro forma net income	$4,660	$3,438	$8,272	$5,347

Earnings per Common Share:

Basic-as reported	$0.32	$0.25	$0.57	$0.39

Basic-pro forma	$0.32	$0.24	$0.57	$0.37

Diluted-as reported	$0.32	$0.24	$0.56	$0.38

Diluted-pro forma	$0.31	$0.24	$0.56	$0.37

In addition to incentive stock options, the Company issues restricted stock to its employees. The fair value of a share of restricted stock awarded to an employee is measured at the market price of a share of nonrestricted stock on the grant date. The value of a grant is amortized to expense over its vesting term. The stock-based employee compensation costs, net of related tax effects, included in the determination of net income as reported was $0.4 million and $0.3 million for the quarters ended April 2, 2005 and April 3, 2004, respectively and $0.7 million and $0.6 million for the six months ended April 2, 2005 and April 3, 2004 respectively.

Recent Accounting Pronouncements

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

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. ACQUISITION

On October 12, 2004, the Company acquired the assets of Newall Measurement Systems, Ltd., (Newall) a manufacturer of proprietary products including high quality digital readout systems and digital linear encoders. The acquisition cost was $11 million net of cash acquired of $0.1 million, funded completely by cash. The values assigned to the assets and liabilities of Newall were determined by management after consultation with an independent valuation firm. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141”), and accordingly the Company’s consolidated financial statements for the fiscal quarter ended January 1, 2005 include the impact of the acquisition. The preliminary allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

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

	April 2, 2005	October 2, 2004
	(in thousands)

Finished products	$2,171	$4,220
Work in process	8,913	6,726
Materials	18,289	18,951

Total inventories	$29,373	$29,897

NOTE 4. EARNINGS PER COMMON SHARE

Net earnings per common share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding each period. Diluted EPS reflects the earnings dilution that could occur from common shares that may be issued through stock options and restricted stock. The net income (numerator) and weighted average number of common shares outstanding (denominator) used to calculate basic and diluted EPS were as follows (in thousands except per share amounts):

	Quarter Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

Numerator
Net income	$4,679	$3,504	$8,327	$5,507
Denominator
Weighted average shares outstanding for basic earnings per common share*	14,556	14,295	14,485	14,259
Effect of dilutive securities:
Nonvested shares	54	87	84	97
Employee stock options	199	228	211	216

Weighted average shares outstanding for diluted earnings per common share	14,809	14,610	14,780	14,572

Basic earnings per common share	$0.32	$0.25	$0.57	$0.39

Diluted earnings per common share	$0.32	$0.24	$0.56	$0.38

*	Shares used for calculating basic earnings per share do not include shares granted under the Company’s restricted stock plan which have not yet vested to the related employees (571 shares as of April 2, 2005, or 737 shares as of April 3, 2004)

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LONG-TERM DEBT

	April 2,	October 2
	2005	2004
	(in thousands)

6.70% Senior Notes; due in annual installments of $7,000 from November 16, 2001 through November 16, 2005	$7,000	$14,000

4.9% Term Note; due in annual installments of $4,000 from October 15, 2006 through October 15, 2008	12,000	—

Mortgage note payable with interest at 1.625% per annum in excess of the LIBOR rate (3.72% at April 2, 2005); interest due in monthly installments in addition to quarterly principal payments of $26 until December 2008 when the remaining balance is due; collateralized by certain real property	1,425	1,477

	20,425	15,477

Less current portion	7,104	7,104
	$13,321	$8,373

Revolving line of credit	$12,200	$—

On November 16, 1998, the Company sold $35 million of senior notes in a private placement. The notes have an interest rate of 6.7% and mature in annual installments of $7 million beginning November 16, 2001 up to and including November 16, 2005. The note agreement contains covenants regarding certain operating ratios, limitations on debt, dividend payments and minimum net worth. The proceeds from the senior notes were used to repay the pre-existing senior notes and pay down outstanding borrowings on the Company’s line of credit as it matured.

On October 8, 2004, the Company amended its line of credit agreement with Union Bank of California, N.A. (Bank) to increase its available credit from $25 million to $35 million, and extend the maturity date from January 2006 to January 2007. The interest rate on the line of credit is Prime less .75% (5.0% at April 2, 2005). The Company utilizes the line of credit to supplement working capital and other general corporate purposes. There was $12.2 million in outstanding borrowings on the line of credit as of April 2, 2005, and no outstanding borrowings at October 2, 2004. The Company intends to borrow against and repay its line of credit to meet working capital and other needs based on the level of cash generated by operations. The entire balance of the line of credit outstanding has been excluded from current liabilities as of April 2, 2005, as the Company has the intent and the ability to repay this amount beyond 12 months from the balance sheet date.

Concurrent with the increase in the line of credit availability, the Company executed a promissory note with the bank. The four year Term Note has a principal amount of $12 million and bears a fixed interest rate of 4.9%. The terms of the note include monthly interest payments in addition to annual principal payments of $4 million beginning in October 2006.

NOTE 6. CONTINGENCIES AND LITIGATION

During fiscal 2004 management engaged in ongoing discussions with a customer to review a claim that certain of the Company’s industrial products did not perform properly in a specific hostile environment. Upon completion of a thorough review in November 2004 management reached a tentative settlement agreement with this customer, subject to confidentiality provisions, resulting in a charge to cost of sales of $1.6 million, in the fiscal year ended October 2, 2004. This amount represented management’s best estimate of its liability under the tentative agreement. In the first quarter of fiscal 2005, the agreement was finalized and subsequently paid, and in the first quarter ended January 1, 2005 the Company received an insurance recovery of $1 million in cash related to this settlement, which was recorded as an offset to cost of sales.

See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During fiscal 2002, the Company initiated litigation against a competitor alleging patent infringement of certain quartz technologies. Effective September 2003, the parties finalized mediation resulting in a cash settlement in favor of the Company, net of expenses, of $7.6 million. This settlement included legal expense recovery which was recorded as an offset to selling, general and administrative expense in the fiscal quarter ended September 27, 2003. This legal expense recovery amounted to approximately $3.5 million, of which $2.7 million and $0.8 were incurred in fiscal 2003 and 2002, respectively. An additional amount of $2.1 million was recorded in other income, net of other direct costs associated with the settlement, in the quarter ended September 27, 2003. An additional favorable impact of approximately $1.1 million was recognized in other income during fiscal 2004, with the balance of $0.9 million to be recognized in fiscal 2005. For the quarter ended April 2, 2005, approximately $0.3 million was recorded in other income related to this settlement.

At the end of fiscal 2004, the Company was added as a defendant in a lawsuit involving several defendants regarding an explosion in 2000. The insurance carrier has agreed to provide a defense for the Company. The litigation with respect to this claim is in its early stages and is covered by insurance. Since we are unable at this time to estimate the ultimate amount of the claim or the reasonable expectation of outcome of the lawsuit, no reserve has been recorded as of April 2, 2005.

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

Balance, October 2, 2004	$34

Amounts utilized	0
Balance, January 1, 2005	$34

Amounts utilized	0
Balance, April 2, 2005	$34

In September 2003, the Company approved a plan to cease operation of its silicon fabrication facility. To date, the Company had made significant investments in designing a silicon rate sensor, including related equipment and facilities. The Company’s assessment was that its continuing progress with quartz technology will remain competitive and therefore, it would not continue to operate its silicon fabrication facility. The Company recognized an impairment related to the discontinued use of these assets of $1.2 million which was included in the provision for excess capacity. Future revenues and operating income are not expected to be impacted by the facility’s closure.

In 2004, the provision for excess capacity was adjusted downward by $238,000 based on management’s updated analysis related to the anticipated net proceeds from the sale of equipment.

The detail of the Company’s provision for excess capacity is as follows (in thousands):

	Equipment Lease	Facility Lease	Other
	Charges	Impairment Charges	Commitments	Total

Balance, October 2, 2004	$2,050	$304	$200	$2,554
Additional charges	0	0	0	0
Adjustments to provision	0	0	0	0

Amounts utilized	(1,259)	(63)	0	(1,322)

Balance, January 1, 2005	$791	$241	$200	$1,232
Additional charges	0	0	0	0
Amounts utilized	(791)	(59)	0	(850)
Balance, April 2, 2005*	$0	$182	$200	$382

* The remaining balance in Facility Lease Impairment Charges represents rent for the unused facility through the end of December 2005 and in Other Commitments represents an end-of-lease restoration obligation and related liabilities. Management’s current best estimate for the completion of these remaining obligations is January 2006.

See notes to condensed consolidated financial statements.

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

The Company is engaged primarily in the design, marketing and manufacture of products related to precision motion control including gyroscopes, position sensors, optical encoders, digital linear encoders and digital readout systems, brushless DC motors, magnetic actuators, accelerometers, rate sensors, inertial measurement units and sensor- based systems and sub-systems. The Company’s brand names are well-recognized in their respective markets, and the Company possesses a portfolio of unique technological capabilities that are being renewed and expanded through ongoing research and development. As the worldwide demand for automotive sensors for advanced safety applications has grown significantly, the Company continues to increase production of its MicroElectroMechanical (“MEMS” ) quartz yaw rate sensor, the GyroChip. Currently, the annual production rate of the GyroChip is approximately 6 million units. The Company has supplied approximately 14 million GyroChip units to customers as of April 2, 2005. These sensors are employed in vehicle dynamic control systems that help prevent spinout and reduce the chance for rollover in a growing number of automotive platforms.

The Company generates revenue through operations that design, manufacture and sell electronic devices for the automotive and transportation, industrial and commercial and defense aerospace industries. The percentage of sales to major markets are as follows:

	Quarter Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

Automotive and transportation sensors	61.7%	60.4%	61.7%	61.1%
Industrial and commercial products	30.2%	32.3%	30.7%	30.0%
Aerospace and defense products	8.1%	7.3%	7.6%	8.9%

Net sales outside the United States represented approximately 43.8% and 56.8% of total net sales for the six months ended April 2, 2005 and April 3, 2004, respectively and 46.2% and 55.4% for the quarter ended April 2, 2005 and April 3, 2004. The Company has derived and expects to continue to derive a significant amount of sales from products sold outside the United States. The vast majority of these sales are denominated in U.S. dollars. Future sales are exposed to risks from economic uncertainties, political instability, export laws, pricing impact of currency fluctuations, longer payment cycles and accounts receivable collection issues, changing regulatory environments and complying with a wide variety of foreign laws.

During March 2004, the Company executed a long-term contract for automotive rate sensor products with its largest customer, Continental Teves (“CT”). Under the new contract, the Company has agreed with CT on a substantial extension of their strategic business relationship. The Company will supply all of CT’s rate sensor product requirements for brake-related electronic stability control (ESC) systems. The impact of the contract on long-term revenue and gross margin depends upon negotiated pricing, customer supplied content, projected cost reductions and market acceptance of ESC, among other factors. CT will continue to take delivery on the prior contract for an aggregate of 9.3 million units for the sensor module assembly to complete the contract, which expires in 2006. As the Company is shifting emphasis to high volume sensor and package production, it will sell and transfer its cluster final assembly and test line to CT to enable CT to perform those functions. As the Company begins to fulfill orders under the new agreement, the Company expects that revenue and related cost of sales will decrease; however, net margins will not be significantly impacted. CT accounted for 51.5% and 47.5%, for the six months ended April 2, 2005 and April 3,2004, respectively and 51.7% and 47.4% of total net sales for the three months ended April 2, 2005, and April 3, 2004, respectively.

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

The Company generated net sales of $165 million and $142 million for the six months ended April 2, 2005 and April 3,2004, respectively and $87.8 million and $73.5 million for the three months ended April 2, 2005 and April 3, 2004, respectively. The Company recognized net income of $8.3 million and $5.5 million for the six months ended April 2, 2005 and April 3, 2004 and $4.7 million and $3.5 million for the three months ended April 2, 2005 and April 3, 2004, respectively.

As of April 2, 2005, the Company had retained earnings of $72.6 million.

Results of Operations

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company’s Condensed Consolidated Statements of Operations.

	Quarter Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

Net sales	100%	100%	100%	100%

Cost of sales	72.3	74.7	72.4	76.3

Gross profit	27.7	25.3	27.6	23.7
Selling, general, administrative and other expenses	14.1	13.0	14.0	12.6
Research, development and related expenses	5.0	4.6	5.2	4.7

Income from operations	8.6	7.7	8.4	6.4

Other income, net	0.3	0.4	0.2	0.2
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)

Income before taxes	8.4	7.6	8.1	6.1
Provision for income taxes	3.1	2.8	3.0	2.3

Net income	5.3%	4.8%	5.1%	3.8%

Quarters Ended April 2, 2005 and April 3, 2004

Revenue for the second quarter of 2005 increased by $14.3 million compared with the prior year second quarter with increases in all market sectors. Automotive revenue increased to $54.2 million with GyroChip® sensor shipments of 1.57 million units and the recognition of $2.3 million of previously deferred revenue and associated gross margin. Unit shipments of Gyrochips for the quarter noted above do not include those units shipped in prior quarters which were associated with the deferred revenue. These shipments amounted to 0.1 million units. Revenue from industrial sensors, actuators and motors increased in the quarter to $26.5 million from $23.7 million in the prior year second quarter primarily due to the inclusion of Newall linear encoders and associated DRO systems and higher quartz commercial aviation production, partly offset by lower actuator sales to the semi-conductor equipment market. Government, Aerospace and Defense revenue increased to $7.1 million compared with $5.4 million in the prior year second quarter due to higher program quartz sales.

The gross margin increased to $24.3 million in the fiscal 2005 second quarter from $18.6 million in the prior year second quarter. Average gross margin percentages improved in automotive products and aerospace and defense products compared to the prior year quarter. Automotive margins increased due to improved operating efficiency resulting from increasing production volumes. In addition the increase of nugget shipments under the most recent CT contract had a favorable impact on the average gross margin.

Selling, general and administrative (SG&A) expense increased in the second quarter of 2005 to $12.4 million compared with the prior year second quarter of $9.6 million. The inclusion of Newall SG&A added approximately $1.3 million in spending not in the prior year. The second quarter 2005 spending also included accruals associated with Sarbanes-Oxley Section 404 compliance of approximately $0.9 million. Other additional unfavorable changes during the quarter included approximately $0.5 million of legal, accounting and other costs in SG&A related to a potential acquisition that the Company is no longer pursuing, and an increase in salary and benefit costs associated with the Company’s higher growth levels.

Research and development expense in the second quarter increased to $4.3 million compared with $3.4 million in the prior year second quarter due primarily to increased spending associated with the automotive and government quartz gyro development and the inclusion of Newall spending.

Net other income in the second quarter of 2005 has remained constant as compared to the same period of fiscal 2004.

Interest expense increased in the second quarter to $0.5 million compared with $0.4 million in the prior year second quarter primarily due to increased borrowings on the Company’s line of credit partially offset by lower average interest rates on outstanding balances.

Tax expense increased in the second quarter to $2.7 million compared with $2.1 million in the prior year second quarter. The difference between the effective tax rate for the quarters ended April 2, 2005, and April 3, 2004, and the federal statutory rate is primarily due to state income taxes offset to some degree by federal credits related to export sales and research and development.

Six Month Period ended April 2, 2005 and April 3, 2004

For the six month period ended April 2, 2005, the Company reported consolidated after tax net income of $8.3 million, or $0.56 per share, versus $5.5 million, or $0.38 per share, in the comparable period of fiscal 2004. Revenue in the six month period ended April 2, 2005 was $164.8 million, compared to $142.3 million reported in the comparable prior year period. Automotive revenue increased 16.8% to $101.6 million and industrial revenue increased 18.4% to $50.5 million.

Gross margin increased for the six month period ended April 2, 2005 to $45.4 million from $33.7 million in the comparable prior year period primarily due to improved operating efficiency resulting from increasing production volumes. Gross margins in fiscal 2005 have also been favorably impacted by a $1.0 million insurance recovery.

SG&A expense increased by $5.2 million during the six month period ended April 2, 2005 compared to the comparable prior year period. The inclusion of Newall SG&A added approximately $2.5 million in spending during the six month period ended April 2, 2005 not incurred in the comparable prior year period. For fiscal 2005 SG&A also included an increase in expenses associated with Sarbanes-Oxley Section 404 compliance of approximately $0.9 million. The first quarter of fiscal 2005 SG&A expenses included charges not incurred in the prior year period associated with severance, technology licensing, and sales tax totaling approximately $0.8 million. An additional unfavorable change during the second quarter included approximately $0.5 million of legal, accounting and other costs in SG&A related to a potential acquisition no longer being pursued.

Research and development spending during the six month period ended April 2, 2005 of $8.5 million increased from $6.7 million in the comparable prior year period as a result of higher spending associated with quartz gyro development and commercializing licensed technologies, and the inclusion of Newall spending.

Net other income for the six month period ended April 2, 2005 increased slightly to $0.4 million from $0.3 million in the comparable prior year period.

Interest expense increased in the six month period ended April 2, 2005 to $0.9 million compared with $0.7 million in the comparable prior year period primarily due to increased borrowings on the Company’s line of credit, partially offset by lower average interest rates on outstanding balances.

Tax expense increased in the six month period ended April 2, 2005 to $4.9 million compared with $3.2 million in the comparable prior year period primarily due to higher taxable income. For the three month period ended January 1, 2005 the effective tax rate was 37.8% driven primarily by a tax expense related to realized losses in the restricted investments that were recorded during the first quarter. The effective tax rate for the second quarter was 37.0%. The difference between the effective tax rate for the six month periods ended April 2, 2005, and April 3, 2004, and the federal statutory rate is primarily due to state income taxes offset to some degree by federal credits related to export sales and research and development.

Liquidity and Capital Resources

During the first six months of fiscal 2005, total cash provided by operations was $4.6 million. Cash provided by operations included non-cash charges for depreciation and amortization of $3.8 million and $1.3 million, respectively. Cash of $8.3 million generated by net income was primarily offset by increases in accounts receivable and other current assets of $2.8 million and $0.8 million, respectively, and decreases in accounts payable and accruals of $7.9 million and $0.3 million, respectively. Receivables were higher as of April 2, 2005 as compared to April 3, 2004 due to increased levels of business activity.

Net cash used by investing activities during the first six months of fiscal 2005 was $23.5 million. Cash used by investing activities included the acquisition of Newall for $11.1 million and the purchase of equipment for $11.8 million, primarily for the expansion of production capacity related to the Company’s automotive product line. Adding to this cash usage was an increase in other assets of $2.1 million comprised largely of the investment in NCTE that the Company made in the first quarter of fiscal 2005.

Net cash provided from financing activities during the first six months of fiscal 2005 was $16.6 million. Cash used by financing activities included debt payments of $47.2 million, consisting primarily of $7.0 million in payments on the Company’s senior notes and payments on the line of credit of $40.1 million. Other cash used by financing activities included cash purchases of the Company’s stock for $0.5 million and dividend payments of $0.3 million. These items were offset primarily by borrowings on the Company’s line of credit of $52.3 million and the proceeds on a new term note with its bank for $12.0 million.

While the Company believes that its credit line of $35.0 million and cash derived from operations will be sufficient to meet the Company’s capital requirements for the next 12 months, the Company may need to raise additional funds through public or private financings or other arrangements. As of April 2, 2005, the Company had $12.2 million of outstanding borrowings on the line of credit and $22.8 million available for additional borrowing. The line of credit matures on January 16, 2007. Revenue and profitability may be negatively affected at any time, even with evidence of an upswing in the industrial economy. There can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company’s annual report on Form 10-K for the fiscal year ended October 2, 2004 under the heading corresponding to that set forth above. The Company’s exposure to market risk is limited to interest income and interest expense sensitivity, which is affected by changes in the general level of U.S. interest rates, as a portion of the Company’s restricted investments are in short-term debt securities issued by corporations and a portion of our current liabilities are in a revolving line of credit. The Company’s restricted investments are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company’s short-term restricted investments, the Company believes that it is not subject to any material market risk exposure. The Company has $12.2 million of outstanding borrowings on its revolving line of credit as at April 2, 2005 and no outstanding borrowings at October 2, 2004. The potential increase to interest expense resulting from a hypothetical 10% adverse change in its line of credit interest rate (5.0% as at April 2, 2005) amounts to $61,000, which would not be material to the consolidated financial statements. The Company does not have any foreign currency derivative financial instruments.

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

Changes in Internal Controls

Our chief executive officer and chief financial officer have determined that there are significant deficiencies in which the design or operation of one or more of our internal control procedures does not reduce to a reasonably low level the risk that errors or fraud in amounts that would be other than inconsequential in relation to the financial statements may occur and not be detected. The deficiencies include the lack of sufficient controls over inventory management at a major operating unit that resulted in additional efforts at fiscal year-ended October 2, 2004 by management to validate reported balances at that date. Management is taking remedial actions which include scheduling quarterly physical inventories to ensure that quarterly reporting is accurate going forward until the control improvements are validated. In addition management and the audit committee have reviewed other deficiencies that will require improvements in our system of internal control. We have since devoted and will continue to devote resources to improve our controls to remedy these significant deficiencies. Our efforts to strengthen our financial and internal controls continue, and we expect to complete remediation of the significant deficiencies before the end of our fiscal 2005.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At the end of fiscal 2004, the Company was added as a defendant in a lawsuit, involving several defendants regarding an explosion in 2000. The insurance carrier has agreed to provide a defense for the Company. The litigation with respect to this claim is in its early stages and is covered by insurance. Since we are unable at this time to estimate the ultimate amount of the claim or the reasonable expectation of outcome of the lawsuit, no reserve has been recorded as of April 2, 2005.

The Company has various pending legal actions arising in the normal course of business. Management believes that none of the legal actions not already recognized in the financial statements as material, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

			(c) Total number of	(d) Maximum
	(a) Total		shares purchased as	number of shares
	number of	(b) Average	part of a publicly	that may yet be
	shares	price	announced plan or	purchased under the
	purchased(1)	paid per share ($)	program(1)	plan or program(1)

January 2, 2005 – January 29, 2005	129	$26.55	129	267,336
January 30, 2005 – February 26, 2005	107	26.60	107	267,229
February 27, 2005 – April 2, 2005	0	0	0	267,229

Total	236	$26.57	236	267,229

(1)	On August 14, 2002, the Company publicly announced that its Board of Directors had approved the repurchase by the Company, in the open market or in privately negotiated transactions, an additional 300,000 shares of the Company’s Common Stock. The repurchases may be made either from the Company’s cash funds or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion. 236 shares were purchased in the quarter ended April 2, 2005, bringing the balance of shares available for purchase under the program to 267,229. Since the program was announced in 1997, a total of 1,232,771 shares have been repurchased at an aggregate cost of $13,142,824.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of the Company (the “Meeting”) was held on March 9, 2005. At the Meeting, Dr. Asad M. Madni, C. Joseph Giroir, Jr. and Gary D. Wrench were re-elected to the Company’s Board of Directors for a three-year term expiring at the Company’s 2008 Annual Meeting.

Shares voted:

	For	Withheld

Dr. Asad M. Madni	12,366,617	937,052
C. Joseph Giroir, Jr.	12,501,728	801,941
Gary D. Wrench	13,124,481	179,188

In addition, the following directors continued in office as directors of the Company following the Meeting: Charles Crocker and J. Lavon Morton (until the Company’s 2007 Annual Meeting); Richard M. Brooks and Dr. William G. Howard Jr. (until the Company’s 2006 Annual Meeting).

(b)	The other matter presented at the Meeting and the voting of stockholders with respect thereto is as follows:

The stockholders ratified the Audit Committee of the Board of Directors’ selection of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending October 1, 2005.

Shares voted:

For	Against	Abstain	Broker Non-Vote

12,419,208	875,759	8,702	—

Item 6. EXHIBITS

     (a) Listing of Exhibits

Exhibit Number	Description	Footnote
31.1	CEO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	CFO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	CEO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	CFO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2005.

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