Form 10-Q
period 2005-07-02
BEI TECHNOLOGIES INC
filed 2005-08-11
CIK 1041866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 2, 2005.

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
Common Stock: $.001 Par Value, 14,978,324 shares issued and outstanding as of July 21, 2005.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	October 2,
	2005	2004
	(Unaudited)	(See note below)
	(in thousands)
ASSETS
Cash and cash equivalents	$6,706	$8,218
Restricted investments	4,436	4,299
Trade receivables, net	43,544	45,482
Inventories, net	30,538	29,897
Deferred income taxes	7,415	7,567
Other current assets	3,788	9,580

Total current assets	96,427	105,043
Property, plant and equipment, net	50,481	39,905
Goodwill	8,734	1,612
Other assets, net	10,067	6,008

	$165,709	$152,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$22,741	$33,698
Accrued expenses and other liabilities	23,009	21,151
Deferred compensation liability	4,436	4,299
Current portion of capital lease obligation	156	159
Current portion of long-term debt	7,104	7,104

Total current liabilities	57,446	66,411
Capital lease obligation, less current portion	2,066	2,266
Long-term debt, less current portion	13,295	8,373
Revolving line of credit	3,000	—
Other liabilities	2,612	2,783
Stockholders’ equity	87,290	72,735

	$165,709	$152,568

Note: The condensed consolidated balance sheet at October 2, 2004 has been derived from the audited consolidated balance sheet at that date.
See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Nine Months Ended
	July 2,	July 3	July 2,	July 3,
	2005	2004	2005	2004
	(in thousands except per share amounts)
Net sales	$83,616	$68,827	$248,379	$211,163
Cost of sales	58,491	51,726	177,820	160,347

Gross profit	25,125	17,101	70,559	50,816
Selling, general, administrative and other expenses	12,265	8,062	35,380	25,950
Research, development and related expenses	4,221	3,717	12,753	10,367

Income from operations	8,639	5,322	22,426	14,499
Other income, net	273	328	671	609
Interest expense	460	295	1,351	1,016

Income before income taxes	8,452	5,355	21,746	14,092
Provision for income taxes	3,160	1,983	8,127	5,213

Net income	$5,292	$3,372	$13,619	$8,879

Basic Earnings per Common Share
Net income per common share	$0.36	$0.24	$0.94	$0.62

Diluted Earnings per Common Share
Net income per common and common equivalent share	$0.36	$0.23	$0.92	$0.61

Dividends per common share	$0.01	$0.01	$0.03	$0.04
See notes to condensed consolidated financial statements.

BEI TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended		Nine Months Ended
	July 2,	July 3	July 2,	July 3,
	2005	2004	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$5,292	$3,372	$13,619	$8,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,776	2,308	7,805	7,858
Other	7,257	(2,312)	(1,547)	(507)

Net cash provided by operating activities	15,325	3,368	19,877	16,230
Cash flows from investing activities:
Acquisition of Newall	—	—	(11,366)	—
Purchase of property, plant and equipment	(5,095)	(3,422)	(16,879)	(7,880)
Proceeds from dispositions of property, plant and equipment	—	225	1,807	225
Product line disposition	—	1,275	—	1,275
(Increase) Decrease in other assets	4	(92)	(2,105)	(110)

Net cash used by investing activities	(5,091)	(2,014)	(28,543)	(6,490)
Cash flows from financing activities:
Proceeds from debt and line of credit borrowings	30,200	—	94,510	2,644
Principal payments on debt, line of credit and other liabilities	(39,467)	(62)	(86,711)	(9,778)
Proceeds from issuance of common stock	—	320	336	740
Repurchase of common stock	(48)	(65)	(533)	(443)
Payment of cash dividends	(150)	(148)	(448)	(591)

Net cash provided (used) by financing activities	(9,465)	45	7,154	(7,428)

Net Increase (decrease) in cash and cash equivalents	769	1,399	(1,512)	2,312
Cash and cash equivalents at beginning of period	5,937	10,124	8,218	9,211

Cash and cash equivalents at end of period	$6,706	$11,523	$6,706	$11,523

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
The Company is engaged primarily in the design, marketing, and manufacture of products related to precision motion control, including gyroscopes, position sensors, optical encoders, digital linear encoders and digital readout systems (DRO), brushless DC motors, magnetic actuators, accelerometers, rate sensors, inertial measurement units and sensor-based systems and sub-systems. The Company’s brand names are well-recognized in their respective markets, and the Company has a portfolio of unique technological capabilities that are being renewed and expanded through ongoing research and development. As the worldwide demand for automotive sensors for advanced safety applications has grown significantly, it continues to increase production of its micro-electromechanical systems (MEMS) quartz rate sensor, the GyroChip®. Currently, the annual production rate of the GyroChip is approximately 6.8 million units. Since 1994, the Company has supplied approximately 14.4 million GyroChip units. These sensors are employed in vehicle dynamic control systems that help prevent spinout and reduce the chance for rollover in a growing number of automotive platforms.
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
Equity Investments
On October 28, 2004, the Company completed a technology license agreement and equity investment in NCTEngineering GmbH (NCTE), a German corporation. The technology license is for a proprietary non-contact torque measurement technology with potential applications in the automotive, heavy equipment and industrial markets. The Company’s total investment of approximately $2 million represents a 6% equity stake in NCTE. The Company will also pay future royalties based upon its use of the licensed technology.

The Company records equity investments in private companies on the cost basis if it owns less than 20% of the outstanding equity of the investee company and no other control factors are present. The Company periodically evaluates the fair market value of its equity investments to determine if an other-than-temporary impairment in the value of its investments has taken place. Equity investments totaling approximately $3.2 million and $1.0 million at July 2, 2005 and October 2, 2004, respectively, were included in Other Assets in the accompanying condensed consolidated balance sheets.
Restricted Investments
The Company’s restricted investments consist of investments in debt and equity securities that are held in a Rabbi Trust and are restricted for payment to the participants of the Company’s deferred compensation plan. As the Company has identified the Rabbi Trust as a variable interest entity, it has consolidated the Rabbi Trust’s assets and liabilities in the balance sheet. The Company accounts for its restricted investments in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As required by FAS No. 115, the Company determines the proper classification of its investments at the time of purchase and reassesses such designations at each balance sheet date. At July 2, 2005 and October 2, 2004, the Company’s restricted investments were classified as trading securities and were recorded in restricted investments in the accompanying consolidated balance sheets.
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

Balance, October 2, 2004	$1,445
Warranties issued during quarter one	361
Settlements made during quarter one	(244)
Changes in liability for pre-existing warranties during quarter one, including expirations*	358

Balance, January 1, 2005	$1,920

Warranties issued during quarter two	291
Settlements made during quarter two	(252)
Changes in liability for pre-existing warranties during quarter two, including expirations	(257)

Balance, April 2, 2005	$1,702

Warranties issued during quarter three	247
Settlements made during quarter three	(294)
Changes in liability for pre-existing warranties during quarter three, including expirations	580

Balance, July 2, 2005	$2,235

*	Includes Newall acquisition beginning balance of $.3 million.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) from consolidation of the Company’s foreign operations was $(0.6) million and $0.1 million for the quarter ended July 2, 2005 and July 3, 2004, respectively and $(0.2) million and $0.3 million for the nine month period ended July 2, 2005 and July 3, 2004, respectively.
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee and other services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.
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
As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options’ vesting period. The Company’s pro forma stock-based compensation information for the three month and nine month periods ended July 2, 2005 and July 3, 2004, is as follows (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	July 2,	July 3	July 2,	July 3,
	2005	2004	2005	2004
Net income as reported	$5,292	$3,372	$13,619	$8,879
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35)	(72)	(89)	(234)

Pro forma net income	$5,257	$3,300	$13,530	$8,645
Earnings per Common Share:
Basic-as reported	$0.36	$0.24	$0.94	$0.62

Basic-pro forma	$0.36	$0.23	$0.93	$0.60

Diluted-as reported	$0.36	$0.23	$0.92	$0.61

Diluted-pro forma	$0.35	$0.22	$0.92	$0.59

In addition to incentive stock options, the Company issues restricted stock to its employees. The fair value of a share of restricted stock awarded to an employee is measured at the market price of a share of non-restricted stock on the grant date. The value of a grant is amortized to expense over its vesting term. The stock-based employee compensation costs, net of related tax effects, included in the determination of net income as reported was $0.6 million and $0.4 million for the quarters ended July 2, 2005 and July 3, 2004, respectively and $1.7 million and $1.3 million for the nine months ended July 2, 2005 and July 3, 2004, respectively.
Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting that requires abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
NOTE 2. ACQUISITION OF NEWALL
On October 12, 2004, the Company acquired the assets of Newall Measurement Systems, Ltd., (Newall) a manufacturer of proprietary products including high quality digital readout systems and digital linear encoders. The acquisition cost was $11 million net of cash acquired of $0.1 million, funded completely by cash. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141”), and accordingly the Company’s consolidated financial statements for the nine months ended July 2, 2005 include the impact of the acquisition. The values assigned to the assets and liabilities of Newall were determined by management after consultation with an independent valuation firm. The preliminary allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

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
Pro forma financial information related to Newall has not been provided because Newall is not material to the Company’s operations.
NOTE 3. INVENTORIES
Inventories are carried at the lower of cost or market value and do not exceed their net realizable value. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.

	July 2, 2005	October 2, 2004
	(in thousands)
Finished products	$4,919	$4,220
Work in process	7,672	6,726
Raw Materials	17,947	18,951

Total inventories	$30,538	$29,897

NOTE 4. EARNINGS PER COMMON SHARE
Net earnings per common share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding each period. Diluted EPS reflects the earnings dilution that could occur from common shares that may be issued through in the money stock options and restricted stock. The net income (numerator) and weighted average number of common shares outstanding (denominator) used to calculate basic and diluted EPS were as follows (in thousands except per share amounts):

	Quarter Ended		Nine Months Ended
	July 2,	July 3	July 2,	July 3,
	2005	2004	2005	2004
Numerator
Net income	$5,292	$3,372	$13,619	$8,879
Denominator
Weighted average shares outstanding for basic earnings per common share*	14,579	14,338	14,488	14,290
Effect of dilutive securities:
Nonvested shares	53	120	96	119
Employee stock options	184	251	201	232

Weighted average shares outstanding for diluted earnings per common share	14,816	14,709	14,785	14,641
Basic earnings per common share	$0.36	$0.24	$0.94	$0.62

Diluted earnings per common share	$0.36	$0.23	$0.92	$0.61

*	Shares used for calculating basic earnings per share do not include shares granted under the Company’s restricted stock plan which have not yet vested to the related employees (565 shares as of July 2, 2005, or 733 shares as of July 3, 2004)

NOTE 5. LONG-TERM DEBT

	July 2,	October 2
Long Term Debt was as follows:	2005	2004
	(in thousands)
6.70% Senior Notes; due in annual installments of $7,000 from November 16, 2001 through November 16, 2005	$7,000	$14,000
4.9% Term Note; due in annual installments of $4,000 from October 15, 2006 through October 15, 2008	12,000	—
Mortgage note payable with interest at 1.625% per annum in excess of the LIBOR rate (3.34% at July 2, 2005); interest due in monthly installments in addition to quarterly principal payments of $26 until December 2008 when the remaining balance is due; collateralized by certain real property	1,399	1,477

	20,399	15,477
Less current portion	7,104	7,104

	$13,295	$8,373

Revolving line of credit	$3,000	$—

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
On October 8, 2004, the Company amended its line of credit agreement with Union Bank of California, N.A. (Bank) to increase its available credit from $25 million to $35 million, and extend the maturity date from January 2006 to January 2007. The interest rate on the line of credit is Prime less .75% (5.5% at July 2, 2005). The Company utilizes the line of credit to supplement working capital and other general corporate purposes. There was $3.0 million in outstanding borrowings on the line of credit as of July 2, 2005, and no outstanding borrowings at October 2, 2004. The Company intends to borrow against or repay its line of credit to meet working capital and other needs based on the level of cash generated by operations. The entire balance of the line of credit outstanding has been excluded from current liabilities as of July 2, 2005, as the Company has the intent and the ability to repay this amount beyond 12 months from the balance sheet date.
Concurrent with the increase in the line of credit availability, the Company executed a promissory note with the bank. The four year Term Note has a principal amount of $12 million and bears a fixed interest rate of 4.9%. The terms of the note include monthly interest payments in addition to annual principal payments of $4 million beginning in October 2006.
NOTE 6. CONTINGENCIES AND LITIGATION
On July 29, 2005, an alleged stockholder of the Company commenced a stockholder class action in California Superior Court in San Francisco against the Company, the members of the Board of Directors and John LaBoskey, Senior Vice President and Chief Financial Officer. The lawsuit is captioned Laborers’ Local #231 Pension Fund v. BEI Technologies, Inc., et al., Case No. 05-443578. The complaint alleges claims for breach of fiduciary duties in connection with the decision of the Company and the Board of Directors to enter into the Agreement and Plan of Merger dated July 21, 2005 (the “Merger Agreement”) among the Company, Schneider Electric SA (“Parent” or “Schneider”) and Beacon Purchaser Corporation (“Purchaser”) (See Note #8 Subsequent Event for more detail). More specifically, the complaint challenges the proposed acquisition of the Company on grounds that the price is inadequate, the acquisition is the result of a “flawed process” and that the directors are financially interested in the transaction and stand to receive benefits not shared by other stockholders. The plaintiff seeks, among other things, to enjoin the proposed acquisition of the Company by Parent and Purchaser. The case is still in the preliminary stages, and it is not possible to quantify the impact, if any, on the Company. An unfavorable outcome in this case could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operation of the Company’s business.
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
During fiscal 2002, the Company initiated litigation against a competitor alleging patent infringement of certain quartz technologies. Effective September 2003, the parties finalized mediation resulting in a cash settlement in favor of the Company, net of expenses, of $7.6 million. Approximately $1.1 million of the remaining favorable impact of the settlement was recognized in other income during fiscal 2004, with the balance of $0.9 million to be recognized in fiscal 2005. For the quarter and nine months ended July 2, 2005, approximately $0.3 million and $0.8 million, respectively, was recorded in other income related to this settlement.
At the end of fiscal 2004, the Company was added as a defendant in a lawsuit involving several defendants regarding an explosion in 2000. The Company’s insurance carrier has agreed to provide a defense for the Company. The litigation with respect to this claim is in its early stages. The Company believes that its available insurance will be sufficient to cover the claim. Since the Company is unable at this time to estimate the ultimate amount of the claim or the reasonable expectation of outcome of the lawsuit, no reserve has been recorded as of July 2, 2005.
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

Balance, October 2, 2004	$34

Amounts utilized	0
Balance, January 1, 2005	$34

Amounts utilized	0
Balance, April 2, 2005	$34

Amounts utilized	0
Balance, July 2, 2005	$34

In September 2003, the Company approved a plan to cease operation of its silicon fabrication facility. Up until that time, the Company had made significant investments in designing a silicon rate sensor, including related equipment and facilities. The Company’s assessment was that its continuing progress with quartz technology will remain competitive and therefore, it would not continue to operate its silicon fabrication facility. The Company recognized an impairment related to the discontinued use of these assets of $1.2 million which was included in the provision for excess capacity. Future revenues and operating income are not expected to be impacted by the facility’s closure.
In 2004, the provision for excess capacity was adjusted downward by $238,000 based on management’s updated analysis related to the anticipated net proceeds from the sale of equipment.
The detail of the Company’s provision for excess capacity is as follows (in thousands):

	Equipment Lease	Facility Lease	Other
	Charges	Impairment Charges	Commitments	Total
Balance, October 2, 2004	$2,050	$304	$200	$2,554
Additional charges	0	0	0	0
Adjustments to provision	0	0	0	0
Amounts utilized	(1,259)	(63)	0	(1,322)

Balance, January 1, 2005	$791	$241	$200	$1,232
Additional charges	0	0	0	0
Adjustments to provision	0	0	0	0
Amounts utilized	(791)	(59)	0	(850)

Balance, April 2, 2005	$0	$182	$200	$382
Additional charges	0	0	0	0
Amounts utilized	0	(60)	0	(60)

Balance, July 2, 2005*	$0	$122	$200	$322

*	The remaining balance in Facility Lease Impairment Charges represents rent for the unused facility through the end of December 2005 and in Other Commitments represents an end-of-lease restoration obligation and related liabilities. Management’s current best estimate for the completion of these remaining obligations is January 2006.

NOTE 8. SUBSEQUENT EVENTS
On July 21, 2005, the Company entered into the Merger Agreement with Schneider and Purchaser pursuant to which Schneider would acquire the Company through a two-step transaction. Pursuant to the terms of the Merger Agreement, Purchaser has commenced a tender offer to acquire all of the issued and outstanding shares of common stock of the Company (the “Company Stock”) for $35.00 per share, net to the seller in cash. Upon the terms, and subject to the conditions, of the Merger Agreement, subsequent to Purchaser’s acceptance for payment of shares of Common Stock tendered pursuant to the tender offer, any remaining shares of Common Stock of the Company will be converted into the right to receive $35.00 per share (or such greater cash amount per share as may be paid pursuant to the tender offer), in a merger in which Purchaser will merge with and into the Company.
Purchaser’s acceptance for payment of shares of Common Stock tendered pursuant to the tender offer is subject to a number of conditions, including, among other conditions described in the Merger Agreement, that shares of Common Stock constituting a majority of the shares of the Company on a fully diluted basis are tendered in the tender offer, and that certain regulatory approvals are obtained. The consummation of the merger is also subject to certain conditions as described in the Merger Agreement. There can be no assurance that the conditions to Purchaser’s acceptance for payment of shares of Common Stock tendered pursuant to the tender offer or to the consummation of the merger will be satisfied or that either step of the proposed acquisition transaction will be completed. If the Merger Agreement is terminated under certain circumstances described in the Merger Agreement, the Company is obligated to pay Parent a termination fee in the amount of $17.3 million. The tender offer and subsequent merger are further described in Schneider’s and Purchaser’s Tender Offer Statement on Schedule TO and the Company’s Solicitation Recommendation Statement on Schedule 14D-9, both of which were filed with the Securities and Exchange Commission (“SEC”) on August 3, 2005.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in “Risk Factors” below.
Overview
The Company is a global leader in the design, development, engineering, manufacturing and marketing of intelligent sensors, sensor-based systems, actuators and motors for use in precision motion control applications. The Company was incorporated in Delaware in June 1997 and became publicly held on September 27, 1997 as a result of the Distribution. The Company and its predecessor have served the aviation, defense, space, commercial, industrial, medical and automotive markets for over four decades. Currently, the Company supplies over 6,000 customers with its broad range of sophisticated sensors, motors and subsystems.
The Company is engaged primarily in the design, marketing and manufacture of products related to precision motion control including gyroscopes, position sensors, optical encoders, digital linear encoders and digital readout systems, brushless DC motors, magnetic actuators, accelerometers, rate sensors, inertial measurement units and sensor- based systems and sub-systems. The Company’s brand names are well-recognized in their respective markets, and the Company possesses a portfolio of unique technological capabilities that are being renewed and expanded through ongoing research and development. As the worldwide demand for automotive sensors for advanced safety applications has grown significantly, the Company continues to increase production of its MicroElectroMechanical (“MEMS” ) quartz yaw rate sensor, the GyroChip®. Currently, the annual production rate of the GyroChip is approximately 6.8 million units. The Company has supplied approximately 14.4 million GyroChip units to customers as of July 2, 2005. These sensors are employed in vehicle dynamic control systems that help prevent spinout and reduce the chance for rollover in a growing number of automotive platforms.
On July 21, 2005, the Company entered into the Merger Agreement with Schneider and Purchaser pursuant to which Schneider would acquire the Company through a two-step transaction. Pursuant to the terms of the Merger Agreement, Purchaser has commenced a tender offer to acquire all of the issued and outstanding shares of common stock of the Company (the “Company Stock”) for $35.00 per share, net to the seller in cash. Upon the terms, and subject to the conditions, of the Merger Agreement, subsequent to Purchaser’s acceptance for payment of shares of Common Stock tendered pursuant to the tender offer, any remaining shares of Common Stock of the Company will be converted into the right to receive $35.00 per share (or such greater cash amount per share as may be paid pursuant to the tender offer), in a merger in which Purchaser will merge with and into the Company.
Purchaser’s acceptance for payment of shares of Common Stock tendered pursuant to the tender offer is subject to a number of conditions, including, among other conditions described in the Merger Agreement, that shares of Common Stock constituting a majority of the shares of the Company on a fully diluted basis are tendered in the tender offer, and that certain regulatory approvals are obtained. The consummation of the merger is also subject to certain conditions as described in the Merger Agreement. There can be no assurance that the conditions to Purchaser’s acceptance for payment of shares of Common Stock tendered pursuant to the tender offer or the consummation of the merger will be satisfied or that either step of the proposed acquisition transaction will be completed. If the Merger Agreement is terminated under certain circumstances described in the Merger Agreement, the Company is obligated to pay Parent a termination fee in the amount of $17.3 million. The tender offer and subsequent merger are further described in Schneider’s and Purchaser’s Tender Offer Statement on Schedule TO and the Company’s Solicitation Recommendation Statement on Schedule 14D-9, both of which were filed with the SEC on August 3, 2005.
The Company generates revenue through operations that design, manufacture and sell electronic devices for the automotive and transportation, industrial and commercial, and aerospace and defense industries. The percentages of sales to major markets are as follows:

	Quarter Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Automotive and transportation sensors	59%	59%	61%	61%
Industrial and commercial products	32%	32%	31%	30%
Aerospace and defense products	9%	9%	8%	9%
Net sales outside the United States represented approximately 44.6 % and 55.2% of total net sales for the nine months ended July 2, 2005 and July 3, 2004, respectively, and 46.2 % and 52.0 % for the quarters ended July 2, 2005 and July 3, 2004, respectively. The Company has derived and expects to continue to derive a significant amount of sales from products sold outside the United States. The vast majority of these sales are denominated in U.S. dollars. Future sales are exposed to risks from economic uncertainties, political instability, export laws, pricing impact of currency fluctuations, longer payment cycles, accounts receivable collection issues, changing regulatory environments and compliance with a wide variety of foreign laws.
During March 2004, the Company executed a long-term contract for automotive rate sensor products with its largest customer, Continental Teves (“CT”). Under the contract, the Company has agreed with CT on a substantial extension of their strategic business relationship. CT has advised the Company that it has engaged a second source for microgyro products beginning with the 2008 model year. The impact of the contract on long-term revenue and gross margin depends upon negotiated pricing, customer supplied content, projected cost reductions and market acceptance of ESC, among other factors. CT will continue to take delivery on the prior contract for an aggregate of 9.3 million units for the sensor module assembly to complete the contract, which expires in 2006. The Company is shifting emphasis to high volume sensor and package production and has sold and transferred title, but not possession of its cluster final assembly and test line to CT to enable CT to perform those functions. As the Company begins to fulfill orders under the new agreement, the Company expects that revenue and related cost of sales will decrease; however, net margins will not be significantly impacted. CT accounted for 51.0 % and 47.7%, of total net sales for the nine months ended July 2, 2005 and July 3, 2004, respectively, and 50.1 % and 48.0 % of total net sales for the quarters ended July 2, 2005, and July 3, 2004, respectively.
By transferring to CT responsibility for the production and packaging of ancillary parts of the GyroChip nuggets, the Company is better able to focus on its core competitive advantage, which is the design, development and manufacture of GyroChips. The Company believes that this transfer will result in reduced infrastructure and working capital requirements, program management, and technology and manufacturing risk.
As of July 2, 2005, the Company had retained earnings of $77.8 million.

Results of Operations
The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company’s Condensed Consolidated Statements of Operations.

	Quarter Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Cost of sales	70.0	75.2	71.6	75.9

Gross profit	30.0	24.8	28.4	24.1
Selling, general, administrative and other expenses	14.7	11.7	14.3	12.3
Research, development and related expenses	5.0	5.4	5.1	4.9

Income from operations	10.3	7.7	9.0	6.9
Other income, net	0.3	0.5	0.3	0.3
Interest expense	0.5	0.4	0.5	0.5

Income before taxes	10.1	7.8	8.8	6.7
Provision for income taxes	3.8	2.9	3.3	2.5

Net income	6.3%	4.9%	5.5%	4.2%

Quarters Ended July 2, 2005 and July 3, 2004
Revenue for the third quarter of 2005 increased by $14.8 million compared with the prior year third quarter. Automotive revenue increased to $49.3 million for the quarter ended July 2, 2005 as compared to $40.9 in the prior year third quarter with GyroChip sensor shipments of 1.7 million units. Revenue from industrial sensors, actuators and motors increased in the quarter ended July 2, 2005 to $27.0 million from $21.9 million in the prior year third quarter primarily due to the inclusion of Newall linear encoders and associated DRO systems and higher GyroChip aviation sales. Government, Aerospace and Defense revenue increased to $7.3 million for the quarter ended July 2, 2005 compared with $6.0 million in the prior year third quarter due to higher quartz sensor sales.
Gross margin increased to $25.1 million in the quarter ended July 2, 2005 from $17.1 million in the prior year third quarter. Average gross margin percentages improved in automotive products and aerospace and defense products compared to the prior year quarter. Automotive contribution margins increased due to improved operating efficiency resulting from increasing production volumes. In addition the increase of nugget shipments under the CT contract had a favorable impact on the average gross margin percentage.
Selling, general and administrative (SG&A) expense increased in the quarter ended July 2, 2005 to $12.3 million compared with $8.1 million in the prior year third quarter. The inclusion of Newall SG&A added approximately $1.3 million in spending as compared to the prior year. The third quarter 2005 spending also included expenses associated with Sarbanes-Oxley Section 404 compliance of approximately $0.6 million in addition to legal and other costs related to the proposed acquisition of the Company by Schneider.
Research and development expense in the quarter ended July 2, 2005 increased to $4.2 million compared with $3.7 million in the prior year third quarter due primarily to increased spending associated with the automotive and government quartz gyro development and the inclusion of Newall spending.
Net other income in the quarter ended July 2, 2005 has remained consistent as compared to the same period of fiscal 2004.
Interest expense increased in the quarter ended July 2, 2005 to $0.5 million compared with $0.3 million in the prior year third quarter primarily due to increased borrowings on the Company’s line of credit partially offset by lower average interest rates on outstanding balances.
Tax expense increased in the third quarter to $3.2 million compared with $2.0 million in the prior year third quarter. The difference between the effective tax rate for the quarters ended July 2, 2005, and July 3, 2004, and the federal statutory rate is primarily due to state income taxes offset to some degree by federal credits related to export sales and research and development.
Nine Month Periods ended July 2, 2005 and July 3, 2004
For the nine month period ended July 2, 2005, the Company reported consolidated after tax net income of $13.6 million, or $0.92 per share, versus $8.9 million, or $0.61 per share, in the comparable period of fiscal 2004. Revenue in the nine month period ended July 2,

2005 was $248.4 million, compared to $211.2 million reported in the comparable prior year period. Automotive revenue increased 18.0% to $151.0 million and industrial revenue increased 20.0% to $78.0 million during the nine months ended July 2, 2005.
Gross margin increased for the nine month period ended July 2, 2005 to $70.6 million from $50.8 million in the comparable prior year period primarily due to improved operating efficiency resulting from increasing production volumes. Gross margin in fiscal 2005 has also been favorably impacted by a $1.0 million insurance recovery.
SG&A expense increased by $9.4 million during the nine month period ended July 2, 2005 compared to the comparable prior year period. The inclusion of Newall SG&A added approximately $3.8 million in spending during the nine month period ended July 2, 2005 not incurred in the comparable prior year period. For the nine months ended July 2, 2005 SG&A also included an increase in expenses associated with Sarbanes-Oxley Section 404 compliance of $1.6 million and other costs related to the proposed acquisition of the Company by Schneider. Also a factor in the increase are other charges not incurred in the prior year period associated with severance, technology licensing, and sales tax totaling approximately $0.8 million and approximately $0.5 million of legal, accounting and other costs in SG&A related to a potential acquisition no longer being pursued.
Research and development spending during the nine month period ended July 2, 2005 of $12.8 million increased from $10.4 million in the comparable prior year period as a result of higher spending associated with quartz gyro development and commercializing licensed technologies, and the inclusion of Newall spending.
Net other income for the nine month period ended July 2, 2005 increased slightly to $0.7 million from $0.6 million in the comparable prior year period.
Interest expense increased in the nine month period ended July 2, 2005 to $1.4 million compared with $1.0 million in the comparable prior year period primarily due to increased borrowings on the Company’s line of credit, partially offset by lower average interest rates on outstanding balances.
Tax expense increased in the nine month period ended July 2, 2005 to $8.1 million compared with $5.2 million in the comparable prior year period primarily due to higher taxable income. The difference between the effective tax rate for the nine month periods ended July 2, 2005, and July 3, 2004, and the federal statutory rate is primarily due to state income taxes offset to some degree by federal credits related to export sales and research and development.
Liquidity and Capital Resources
During the first nine months of fiscal 2005, total cash provided by operations was $19.9 million. Cash provided by operations included non-cash charges for depreciation and amortization of $5.9 million and $1.9 million, respectively. Cash of $13.6 million generated by net income was primarily offset by a decrease in accounts payable and accrued liabilities of $9.4 million and $1.1 million, respectively. Cash provided in the nine months ended July 2, 2005 came from a decrease in trade receivables and other current assets of $2.8 million and $3.6 million, respectively.
Net cash used by investing activities during the first nine months of fiscal 2005 was $28.5 million. Cash used by investing activities included the acquisition of Newall for $11.1 million and purchases of equipment for $16.9 million, primarily for the expansion of production capacity related to the Company’s automotive product line. Adding to this cash usage was an increase in other assets of $2.1 million comprised largely of the investment in NCTE that the Company made in the first quarter of fiscal 2005.
Net cash provided from financing activities during the first nine months of fiscal 2005 was $7.2 million. Cash provided by financing activities includes primarily borrowings on the Company’s line of credit of $82.5 million and the proceeds on a new term note with the Company’s bank for $12.0 million. Cash provided by financing activities was offset by debt payments of $86.7 million, consisting of $7.0 million in payments on the Company’s senior notes and payments on the line of credit of $79.5 million. Other cash used by financing activities included cash repurchases of the Company’s stock for $0.5 million and dividend payments of $0.5 million.
While the Company believes that its credit line of $35.0 million and cash derived from operations will be sufficient to meet the Company’s capital requirements for the next 12 months, the Company may need to raise additional funds through public or private financings or other arrangements. As of July 2, 2005, the Company had $3.0 million of outstanding borrowings on the line of credit and $32.0 million available for additional borrowing. The line of credit matures on January 16, 2007. Revenue and profitability may be negatively affected at any time, even with evidence of an upswing in the industrial economy. There can be no assurance that the Company will not require additional funding, or that such additional funding, if needed, will be available on terms attractive to the

Company, or at all. Any additional equity financing may be dilutive to the stockholders, and debt financing, if available, may involve restrictive covenants.
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
The SEC has defined critical accounting policies as those that are most important to the portrayal of an issuer’s financial condition and results of operations and require management to make the most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain.
RISK FACTORS
Before you invest in our Common Stock, you should be aware of various risks to which we are subject, including those described below. The following risks and uncertainties may have a material and adverse effect on our business, financial condition and results of operations, or on the trading price of our Common Stock. You should carefully consider these risks and uncertainties, before you decide whether to purchase any of our Common Stock. If any of the risks or uncertainties we face were to occur, the trading price of our Common Stock could decline, and you may lose all or part of your investment.
Risks Related to the Proposed Transaction with Schneider Electric SA
The announcement of the proposed acquisition by Schneider may have a negative impact on our business.
As described above, on July 21, 2005 we executed the Merger Agreement with Schneider and Purchaser. The announcement and pendency of the proposed acquisition by Schneider may have a negative impact on our ability to sell our products and attract new customers and may impact our future revenue. In particular, prospective customers could be reluctant to purchase our products if they are uncertain about the continuation of our product offerings or the willingness of Schneider to support and maintain existing products. Uncertainty created by the announcement of the proposed acquisition by Schneider may cause some customers to delay their purchase decisions until the closing of the proposed acquisition by Schneider, which could cause our financial results to be significantly below the expectations of market analysts. Our results of operations have been and will continue to be adversely affected by increased legal and professional fees related to the proposed acquisition by Schneider. The proposed acquisition by Schneider may also have a negative impact on our ability to retain employees and existing customers and maintain strategic relationships.
Purchaser’s acceptance for payment of shares of Common Stock tendered pursuant to the tender offer is subject to a number of conditions, including, among other conditions described in the Merger Agreement, that shares of Common Stock constituting a majority of the shares of the Company on a fully diluted basis are tendered in the tender offer, and that certain regulatory approvals are obtained. The consummation of the merger is also subject to certain conditions as described in the Merger Agreement. There can be no assurance that the conditions to Purchaser’s acceptance for payment of shares of Common Stock tendered pursuant to the tender offer or to the consummation of the merger will be satisfied or that either step of the proposed acquisition transaction will be completed. In the event that the proposed acquisition by Schneider is not successfully completed, our results of operations and Common Stock price would be materially adversely affected.
If the proposed acquisition by Schneider is not completed, our share price and future business and operations could be harmed.
If the proposed acquisition by Schneider is not completed, we will be subject to a number of material risks, including but not limited to the following:
•	our new customer pipeline and ability to close sales may be adversely affected;

•	costs related to the proposed acquisition by Schneider (including litigation filed in connection with the proposed acquisition), such as legal, accounting and other professional fees, must be paid even if the proposed acquisition is not completed and we have incurred and will continue to incur significant acquisition-related costs;

•	our relationships with some of our customers may be adversely affected as they may delay or defer purchasing decisions;

•	our ability to attract and retain employees may be adversely affected;

•	we may be required to pay Schneider a termination fee of up to $17.3 million under certain circumstances;

•	the price of our Common Stock may decline to the extent that the current market price for our Common Stock reflects a market assumption that the proposed acquisition will be completed; and

•	internal decisions we may make in response to the effects the proposed acquisition may have on our operations.
We are currently a defendant in a lawsuit filed in connection with the announcement of our proposed merger with Schneider. The prosecution of this lawsuit could have a substantial negative impact on our business. Should we not prevail, the proposed merger may be enjoined.
On July 29, 2005, an alleged stockholder of the Company commenced a stockholder class action in California Superior Court in San Francisco against the Company, the members of its Board of Directors and John LaBoskey, Senior Vice President and Chief Financial Officer. The lawsuit is captioned Laborers’ Local #231 Pension Fund v. BEI Technologies, Inc., et al., Case No. 05-443578. The complaint alleges claims for breach of fiduciary duties in connection with the decision of the Company and the Board of Directors to enter into the Merger Agreement. More specifically, the complaint challenges the proposed acquisition of the Company on grounds that the price is inadequate, the acquisition is the result of a “flawed process” and that the directors are financially interested in the transaction and stand to receive benefits not shared by other stockholders. The plaintiff seeks, among other things, to enjoin the proposed acquisition of the Company by Parent and Purchaser. The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on the Company. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.
Risks Related to our Business
We depend on one key customer for a substantial portion of our revenue and the loss of, or a reduction in, orders from that customer would significantly reduce our revenue.
Approximately 49% of our net sales in fiscal 2004 were to CT for the automotive quartz rate sensor product used in advanced vehicle stability control systems. This concentration of sales has expanded in fiscal 2005. The loss of sales to CT would have a significant negative impact on our business.
CT integrates our sensor product into independently developed products and markets the integrated systems to various customers in the automobile industry. In March 2004, we executed a long-term contract with CT. The impact of the contract on long-term revenue and gross margin depends upon negotiated pricing, customer supplied content, successful development of an enhanced product, projected cost reductions and market acceptance of ESC, among other factors. Under certain circumstances, primarily related to our remaining competitive with our pricing and delivery, CT has the option to terminate the contract. If they choose to discontinue use of our product in their products or lose business for their products, it would have a significant negative impact on our revenue and operating results.
CT has informed the Company that it has engaged a second supplier for rate sensor products beginning with the 2008 model year. CT expressed the belief that the market for electronic stability control systems is growing rapidly and that the Company might not have sufficient manufacturing resources to meet this demand. The Company and CT are currently discussing a possible renegotiation of their March 2004 contract. In light of this development, there can be no assurance that future orders from CT will not be reduced.

Our failure to increase manufacturing capacity in a timely and efficient manner would have a material negative impact on our sales.
We are continuing the process of adding production capacity for our automotive yaw rate sensors to respond to the expected future demand for quantities required by the automobile market. In fiscal 2004, we manufactured approximately 3.8 million units of our automotive quartz rate sensor in our Concord, California facility, which supplied sensors to new automobiles sold in the North American, European and Asian markets. In years prior to fiscal 2001, we encountered difficulties in scaling up production of the GyroChip sensors, including problems involving production yields, component supplies and shortages of qualified personnel. Although many of these issues were resolved in fiscal 2001, we did incur some yield loss from our continued ramp-up of unit shipments in 2004. Management expects to continue to increase manufacturing capacity in fiscal 2005 and beyond. A failure by us to manufacture and deliver products in a timely fashion could harm our reputation and cause the loss of potential future sales and we could be liable for penalties to customers in the event of contract breach for delivery failures. These types of manufacturing delays can occur for various reasons, including a lack of manufacturing capacity, the failure of a supplier to provide components in a timely fashion or with acceptable quality, or an inability by us to attract and retain qualified manufacturing personnel. There can be no assurance that future manufacturing difficulties that could have a material adverse effect on our business, financial condition and results of operations, will not occur.
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
The principal competitive factors affecting the market for our products include product functionality, performance, quality, reliability, price, compatibility and conformance with industry standards, and changing customer systems requiring product customization. Several of our existing and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources than we do. Further, the technologies offered by us may compete for customer acceptance with technologies offered by other manufacturers, such as resolvers, inductosyns, magnetic encoders, laser gyros, fiber optic gyros and silicon gyros. There can be no assurance that other companies will not develop more sophisticated, more cost-effective or otherwise superior products which could have a material adverse effect on our business, financial condition and results of operations.
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
Certain of our exports, such as our GyroChip quartz rate sensors, are subject to restrictions contained in the State Department’s International Traffic in Arms Regulations and require export licenses in order to be sold abroad. Non-defense related foreign sales are generally governed by the Bureau of Export Administration of the U.S. Commerce Department, which also frequently requires export licenses. We can give no assurance that we will be successful in obtaining or maintaining these necessary licenses in order to conduct business abroad.
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
We are in the process of instituting changes to our internal control procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), when and as such requirements become applicable to us. In connection with this process, we have identified certain significant deficiencies in our internal controls. We are devoting substantial resources to improve and enhance our written policies and procedures and internal controls to remedy these significant deficiencies. If we fail to correct these significant deficiencies and maintain adequate internal controls, we may not be able to provide accurate financial statements and comply with the Sarbanes-Oxley. Any failure to maintain the adequacy of our internal controls and provide accurate financial statements may subject us to litigation and would cause the trading price of our Common Stock to decrease substantially.
As part of the process of preparing our financial statements for the quarter ended July 2, 2005, we performed an assessment of our preparedness for reporting under Section 404 of Sarbanes-Oxley. Based on this assessment we now believe that a risk exists that we may not be able to complete all testing of our internal control processes in adequate time to form our assessment regarding the effectiveness of our internal controls as of our year end, October 1, 2005. Even if we are able to complete our testing of internal controls prior to October 1, 2005, there is a substantial risk that our independent auditors will not be able to complete their evaluation and testing of our internal controls in time to meet our fiscal 2005 Form 10-K reporting deadline. In this regard, management and the Audit Committee recently received communication from our independent auditors expressing concern over the significant amount of work to be completed in a limited time period, noting that if the Company does not achieve its timetable for its performance of this work, our independent public accounting firm may not be able to complete its work in order to report on our internal controls prior to the deadline. As a result, the Company can provide no assurance at this time that management will be able to report that the Company’s internal controls over financial reporting are effective as of October 1, 2005, or if management does conclude that such internal controls are effective, that the Company’s independent auditors will be able to attest that such internal controls are effective.
To remediate the above condition, in the third quarter of fiscal 2005 management added resources to review and evaluate the overall Sarbanes-Oxley Section 404 compliance. The Audit Committee has assigned an overall coordinator to the separate efforts being conducted by the operating locations and outside assistance has been obtained to assess IT controls and supporting documentation. At the direction of the Audit Committee additional resources have been identified to mitigate the concerns identified above. Management is committed to successfully completing the Sarbanes-Oxley Section 404 assessment process within the required timeframe.
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
Our board of directors adopted a stockholder rights agreement in September 1997. The terms of this agreement provide for a dividend distribution of one preferred share purchase right for each outstanding share of our Common Stock, and each preferred share purchase right entitles the holder to purchase one-hundredth of a share of our Series A Junior Participating Preferred Stock. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, a certain percentage of our assets or earning power, unless the rights are redeemed by us for $0.001 per right subject to adjustment as provided in the rights agreement, the rights will become exercisable by all rights holders, except the acquiring person or group, for the number of shares of Common Stock equal to the market book value of twice the purchase price. These rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. On July 21, 2005, our board of directors amended our stockholder rights agreement so that the proposed acquisition by Schneider would not cause the preferred share purchase rights to become exercisable.
These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our Common Stock.
In addition, the Merger Agreement contains certain limitations on the Company’s ability to pursue certain other acquisition transactions.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company believes that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company’s annual report on Form 10-K for the fiscal year ended October 2, 2004 under the heading corresponding to that set forth above. The Company’s exposure to market risk is limited to interest income and interest expense sensitivity, which is affected by changes in the general level of U.S. interest rates, as a portion of the Company’s restricted investments is in short-term debt securities issued by corporations and a portion of its current liabilities is in a revolving line of credit. The Company’s restricted investments are placed with high-quality issuers and the Company attempts to limit the amount of credit exposure to any one issuer. Due to the nature of the Company’s short-term restricted investments, the Company believes that it is not subject to any material market risk exposure. The Company had $3.0 million of outstanding borrowings on its revolving line of credit as at July 2, 2005 and no outstanding borrowings at October 2, 2004. The potential increase to interest expense resulting from a hypothetical 10% adverse change in its line of credit interest rate (5.5% as at July 2, 2005) would not be material to the consolidated financial statements. The Company does not have any foreign currency derivative financial instruments.
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
Changes in Internal Controls
Our chief executive officer and chief financial officer have determined that there are significant deficiencies in which the design or operation of one or more of our internal control procedures does not reduce to a reasonably low level the risk that errors or fraud in amounts that would be other than inconsequential in relation to the financial statements may occur and not be detected. The deficiencies include the lack of sufficient controls over inventory management at a major operating unit that resulted in additional efforts at fiscal 2004 year-ended by management to validate reported balances at that date. Management is taking remedial actions which include scheduling quarterly physical inventories to ensure that quarterly reporting is accurate going forward until the control improvements are validated. In addition management and the audit committee have reviewed other deficiencies that will require improvements in our system of internal control. We have since devoted and will continue to devote resources to improve our controls to remedy these significant deficiencies.
Section 404 Compliance
As part of the process of preparing our financial statements for the quarter ended July 2, 2005, we performed an assessment of our preparedness for reporting under Section 404 of Sarbanes-Oxley. Based on this assessment we now believe that a risk exists that we may not be able to complete all testing of our internal control processes in adequate time to form our assessment regarding the effectiveness of our internal controls as of our year end, October 1, 2005. Even if we are able to complete our testing of internal controls prior to October 1, 2005, there is a substantial risk that our independent auditors will not be able to complete their evaluation and testing of our internal controls in time to meet our fiscal 2005 10-K reporting deadline. In this regard, management and the Audit Committee recently received communication from our independent auditors expressing concern over the significant amount of work to be completed in a limited time period, noting that if the Company does not achieve its timetable for its performance of this work, our independent public accounting firm may not be able to complete its work in order to report on our internal controls prior to the deadline. As a result, the Company can provide no assurance at this time that management will be able to report that the Company’s internal controls over financial reporting are effective as of October 1, 2005, or if management does conclude that such internal controls are effective, that the Company’s independent auditors will be able to attest that such internal controls are effective.
To remediate the above condition, in the third quarter of fiscal 2005 management added resources to review and evaluate the overall Sarbanes-Oxley Section 404 compliance. The Audit Committee has assigned an overall coordinator to the separate efforts being conducted by the operating locations and outside assistance has been obtained to assess IT controls and supporting documentation. At the direction of the Audit Committee additional resources have been identified to mitigate the concerns identified above. Management is committed to successfully completing the Sarbanes-Oxley Section 404 assessment process within the required timeframe.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On July 29, 2005, an alleged stockholder of the Company commenced a stockholder class action in California Superior Court in San Francisco against the Company, the members of the Board of Directors and John LaBoskey, Senior Vice President and Chief Financial Officer. The lawsuit is captioned Laborers’ Local #231 Pension Fund v. BEI Technologies, Inc., et al., Case No. 05-443578. The complaint alleges claims for breach of fiduciary duties in connection with the decision of the Company and the Board of Directors to enter into the Merger Agreement. More specifically, the complaint challenges the proposed acquisition of the Company on grounds that the price is inadequate, the acquisition is the result of a “flawed process” and that the directors are financially interested in the transaction and stand to receive benefits not shared by other stockholders. The plaintiff seeks, among other things, to enjoin the proposed acquisition of the Company by Parent and Purchaser. The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on the Company. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases

			(c) Total number of	(d) Maximum
	(a) Total		shares purchased as	number of shares
	number of	(b) Average	part of a publicly	that may yet be
	shares	price	announced plan or	purchased under the
	purchased(1)	paid per share ($)	program(1)	plan or program(1)
April 3, 2005 — April 30 , 2005	38	$22.84	38	267,191
May 1, 2005 — May 28, 2005	237	24.48	237	266,954
May 29, 2005 — July 2, 2005	1,627	25.61	1,627	265,327
Total	1,902	$25.37	1,902	265,327

(1)	On August 14, 2002, the Company publicly announced that its Board of Directors had approved the repurchase by the Company, in the open market or in privately negotiated transactions of an additional 300,000 shares of the Company’s Common Stock. The repurchases may be made either from the Company’s cash funds or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion. 1,902 shares were purchased in the quarter ended July 2, 2005, bringing the balance of shares available for purchase under the program to 265,327. Since the program was announced in 1997, a total of 1,234,673 shares have been repurchased at an aggregate cost of $13,191,187.

Item 6. EXHIBITS
(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated July 21, 2005, by and among Schneider Electric SA, Beacon Purchaser Corporation and the Company (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed July 27, 2005)

2.2	Form of Transaction Support Agreement entered into by Charles Crocker with Schneider Electric SA and Beacon Purchaser Corporation, dated as of July 21, 2005 (incorporated by reference to Exhibit 2.2 of Current Report on Form 8-K filed July 27, 2005)

2.3	Form of Transaction Support Agreement entered into by Asad M. Madni and John LaBoskey with Schneider Electric SA and Beacon Purchaser Corporation, dated as of July 21, 2005 (incorporated by reference to Exhibit 2.3 of Current Report on Form 8-K filed July 27, 2005)

10.1	Amendment to Rights Agreement by and between BEI Technologies, Inc. and American Stock Transfer & Trust Company, dated July 21, 2005 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed July 27, 2005)

31.1	CEO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	CFO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1	CEO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

32.2	CFO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2005.

BEI Technologies, Inc.
By:	/s/ Robert R. Corr

Robert R. Corr Vice President, Treasurer, Controller and Secretary (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated July 21, 2005, by and among Schneider Electric SA, Beacon Purchaser Corporation and the Company (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed July 27, 2005)

2.2	Form of Transaction Support Agreement entered into by Charles Crocker with Schneider Electric SA and Beacon Purchaser Corporation, dated as of July 21, 2005 (incorporated by reference to Exhibit 2.2 of Current Report on Form 8-K filed July 27, 2005)

2.3	Form of Transaction Support Agreement entered into by Asad M. Madni and John LaBoskey with Schneider Electric SA and Beacon Purchaser Corporation, dated as of July 21, 2005 (incorporated by reference to Exhibit 2.3 of Current Report on Form 8-K filed July 27, 2005)

10.1	Amendment to Rights Agreement by and between BEI Technologies, Inc. and American Stock Transfer & Trust Company, dated July 21, 2005 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed July 27, 2005)

31.1	CEO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	CFO Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1	CEO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

32.2	CFO Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002